Form 10KSB
period 1999-12-31
LARGO VISTA GROUP LTD
filed 2000-03-23
CIK 915471

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________

FORM 10-KSB

GENERAL FORM FOR REGISTRATION OF SECURITIES
PURSUANT TO SECTION 12(b) OR 12(g)
OF THE SECURITIES EXCHANGE ACT OF 1934
_______________________


LARGO VISTA GROUP, LTD.
(Exact name of Registrant as specified in its Charter)

Nevada                                   76-0434-540
(State of Incorporation)           (IRS Employer ID No.)

4570 Campus Drive, Newport Beach, California 92660
(Address of principal executive offices)

(949) 252-2180
(Registrant's telephone number)

Securities to be registered pursuant to Section 12(g) of the Act:
212,382,555 Common shares

Securities registered pursuant to Section 12(b) of the Act:  None


Title of Each Class                     Name of Each Exchange
to be Registered                        on which registered
Common Stock, $0.001 par value         - Pink Sheets

Item 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

1. Largo Vista Group, Ltd., a Nevada corporation ("Largo Vista,"), operates through its wholly owned subsidiary, Everlasting International Ltd. ("Everlasting"), a Nevada corporation. Everlasting operates and owns a 66.67% interest in a joint venture company in China, operated under the name "Kunming Xinmao Petrochemical Industry Co. Ltd." ("Xinmao or the Company"). Xinmao is principally engaged in the business of purchasing and reselling liquid petroleum gas ("LPG") in the retail and wholesale markets to both residential and commercial consumers in Yunnan Province of South China. Xinmao operates a storage depot and has office headquarters in the City of Kunming. All of the Company's property and equipment is located in China.

Largo Vista was originally incorporated on January 16, 1987 in Nevada under the name, "The George Group". On January 9, 1989, The George Group acquired Waste Service Technologies, Inc. ("WST"), an Oregon corporation. On the same day The George Group filed a name change in Nevada and changed its name to WST. WST's plan of business was to become an environmental service company. It listed its stock and began trading on OTC Bulletin Board.

On April 15, 1994, WST acquired Largo Vista, Inc., a California corporation, and on the same day filed a name change in Nevada to change WST's name to Largo Vista Group, Ltd. At the time of acquisition Largo Vista filed a change of name with the OTC Bulletin Board and received a new CUSIP number and symbol ("LGOV"). Largo Vista originally planned to develop housing in China, but, after shipping two factory built homes to China, never fully implemented the plans due to unanticipated financing, environmental and regulatory complications.

On December 26, 1996, Largo Vista acquired Everlasting International Ltd. ("Everlasting"), a Nevada Corporation, which owns a 66.67% interest in Kunming Xinmao Petrochemical Industry Co., Ltd. ("Xinmao"), mentioned above. Everlasting acquired this asset from Proton Technology Corporation Limited, a Bahamas Corporation ("Proton"), in which Mr. Deng Shan, a director and principal shareholder of Largo Vista, is the principal shareholder. The acquisition of the 66.67% interest in the Xinmao Joint Venture by Everlasting was accounted for as an asset purchase transaction. Everlasting compared the estimated fair market value of the assets acquired to the depreciated book value of the assets on the Joint Venture's books and records in China, and found no significant difference. As a result, 66.67% of the depreciated book value of the China Joint Venture assets were taken on to Everlasting's books as the fair value for the stock issued. Subsequently, Largo Vista acquired 100% of Everlasting from Proton in a stock for stock exchange. In connection with this transaction, the assets on the books of Everlasting were not adjusted, and these values are now consolidated with Largo Vista's.

The historical chain-of-ownership of the asset is as follows: The Hong Kong Company, formed under the laws of Hong Kong, was initially owned by one individual, Chan Mau Tak. On November 8, 1995, Deng Shan, an individual, purchased the Hong Kong Company from Chan Mau Tak. On December 20, 1996, the Hong Kong Co. was acquired from Deng Shan by Proton with majority shareholder being Deng Shan. On December 21, 1996, Proton transferred 100% of its interest in the Hong Kong Company to Everlasting International Ltd., a Nevada Corporation. On April 29,1997, Largo Vista shareholders consented to an acquisition and plan of reorganization executed on December 26, 1996, wherein Largo Vista purchased 100% of the stock of Everlasting from Proton Technology in a stock exchange transaction.

2.  Organization of the Company and Subsidiary

Xinmao, in operation and providing uninterrupted service to consumers since 1992, is in its third year of operation as a subsidiary of Largo Vista. Xinmao is the only company that has private majority ownership, and a private majority Board of Directors; and, is one of the largest LPG distribution companies in the Yunnan Province in terms of end users.

On October 12, 1999, Largo Vista entered into a joint venture agreement with the United Arab Petroleum Corporation ("UAPC"), named Largo Vista/UAPC Partners, wherein LVG shall hold 51% of the assets and liabilities, and shall share 51% of the income and expenses of the JV; and, UAPC 49%. The purpose of the JV is to combine the resources and talents of each party to develop a market for the sale of petrochemical products to be supplied by middle-east sources, and principally Dubai. The JV plans to sell petroleum products to customers in China, Vietnam and other countries throughout the Pacific Rim. See exhibits.

On December 12, 1999, Largo Vista/UAPC Partners entered into a joint venture agreement with Mr. Ahmed Hasan Abdul Qahir Al Shaibani, Dubai, United Arab Emirates (UAE), named Largo Vista Group, Ltd. (LLC of Dubai, UAE). Largo Vista/UAPC Partners will hold 49% (Largo Vista 25% and UAPC 24%) of the assets and liabilities, and shall share 49% of the income and expenses of the JV; and, Al Shaibani 51%. The objective of the JV is to carry-on the trade of crude oil and refined oil products. The JV will have headquarters in Dubai, and plans to focus sales of petroleum products in China, Indochina and other Pacific Rim customers. See exhibits.

3.   Organization Chart


                                 LVG

                         Largo Vista Group,
                                Ltd.

                            Owns 100% EIL
                            Owns 100% LVI



                             Subsidiaries
                            Joint Ventures


             EIL                                    LVI

         Everlasting                         Largo Vista, Inc.
     International, Ltd.
                                          No Operations Presently
   Owns 66.67% of "Xinmao"



           "Xinmao"

        Kunming Xinmao
    Petrochemical Industry
         Co., Ltd., a

    Chinese Joint Venture

         JV Partners:

    "Everlasting" - 66.67%
      Government Partner
            33.33%


Note:  Government Partner is "Kunming Fuel General Co."

LARGO VISTA GROUP, LTD.


EVERLASTING INTERNATIONAL, LTD.
(100% Owned Subsidiary of Largo Vista holding a)


66.67% Interest in the


Joint Venture
KUNMING XINMAO PETROCHEMICAL INDUSTRY CO., LTD.
(in which a)

33.33% Interest


is held by KUNMING FUEL GENERAL CO.
(Chinese Government Joint Venture Partner)


B.  FINANCIAL INFORMATION BY
INDUSTRY SEGMENT AND CLASSES OF PRODUCTS


Registrant is in the purchasing and reselling segment of the liquid petroleum gas ("LPG") market in China.

Year
                             1999                1998

Sales to                    $1,616,961          $1,476,971
Unaffiliated Customers:

Operating Loss             ($2,126,309) (1)    ($  962,203) (1)
Net <LOSS>                 ($2,198,488)        ($1,019,626)(1)

Identifiable Assets, Net    $  776,174          $  831,882

-(1)   Operating losses for the twelve month period ending December 31, 1999 were [$2,126,309], increased from [$962,203] in the twelve month period ending December 31, 1998; an increase of $1,503,770 (121.0%). This increase reflects abnormal G&A expenses resulting from a substantial issuance of stock by the Company in 1999 to satisfy indebtedness to officers and outside service providers as reflected in the Financial Statement Consolidated Statement of Cash Flows. These costs should even-out in the future as expenses are paid as incurred.


C.      BUSINESS

1.      Terms of Xinmao Joint Venture

The Kunming Xinmao Petrochemical Co., Ltd. ("Xinmao") is a Joint Venture formed under the laws of the People's Republic of China. The Xinmao Joint Venture commenced business in August of 1992, but has yet to achieve profitable operations.

Term: Twenty years, commencing on August 28, 1992.

Parties: Party A is the Kunming Fuel General Co. ("Government Partner ") as to a 33.33% interest with a "registered capital" investment of US $641,000.

Party B is Everlasting International, Ltd as to a 66.67% interest, with a "registered capital" investment of US $1,283,400.

General Provisions: Government Partner has a general responsibility to support Everlasting in its duties.

The Joint Venture is an independent entity with an independent accounting system. An audit of the Joint Venture's financial records is conducted annually by an auditor registered in China. Fiscal year of Joint Venture is January 1 to December 31.

Everlasting is, subject to the terms and conditions of an operating agreement set forth below, responsible for the general management of Xinmao including:
Procurement of equipment and raw materials, equipment installation, testing and technical training, hiring a management staff, production and technical processes and other duties entrusted to it.

This Operating Agreement was made between the Government Partner and the Hong Kong Company on August 28, 1992, for a term of ten years, ending on August 28, 2002. Everlasting, as purchasor of the Hong Kong Company, is responsible to manage the day-to-day operations of Xinmao and assume sole responsibility for its profits and losses.

Each party under Chinese law would normally participate in the profits and losses of the Joint Venture according to its proportionate share of contribution. However, this provision was changed by the Operating Agreement, which provides that Xinmao is to pay the Government Partner 9 million Yuan (RMB) during the term of the Agreement as follows:

3.5 million Yuan for the first 3 years;
1.5 million Yuan per year for the 4th and 5th years;
500,000 Yuan per year from the 6th through the 10th years

The Company negotiated this agreement to provide flexibility and encourage future investment and expansion by precluding the payment of large a sum of money to the Government Partner. To date, the Government Partner has been paid 4.1mm RMB, and the balance due is 3.4mm RMB. No payment has been made since 1/24/98 due to several factors. Since the government partner has recovered more than its initial capital contribution, it has not urged Xinmao to make up past due payments due to the difficulties Xinmao has faced during 1997 and 1998 including record high LPG prices and a chaotic and unstable developing market. This liability has been accrued on the books of Xinmao.

The Government Partner has indicated a willingness to sell to Largo Vista an additional 28.33 % which would result in Largo Vista owning 95% and the Chinese partner owning 5% of the joint venture. Largo Vista had negotiated in July and August of 1998, an agreement with the Chinese Partner in the Xinmao Joint Venture, to acquire an additional 28.33% interest in the Joint Venture for a cash purchase of 5mm RMB. Unfortunately, Largo Vista was unable to raise sufficient funds to complete this acquisition at that time. As a result, as of this date, Largo Vista continues to own 66-2/3% interest in Xinmao. There is currently no binding contract or option in place to acquire a further interest in Xinmao.


2.  Government License Held

The Xinmao Company holds a unique license issued by Chinese Central
Government (National Industrial and Commercial Registration Administration of China). This license is most valuable because it permits the Company to operate across provincial borders; whereas, competitors of the Company are restricted to the geographic area in which they are located. In addition, the license permits the Company to process domestic crude oil and sell its by-products; to process and sell LPG to retail domestic and industrial customers; to manufacture cylinders, stoves, water heaters, and cigarette lighters and their accessories; and to provide services in inspection and maintenance of stoves and cylinders for safety and quality.

Xinmao is a Sino-Foreign Joint Venture registered with the government as having foreign ownership. This registration permits foreign investment to legally flow into China, and allows funds to legally flow out of China including loan repayments, interest payments and dividends. Xinmao is one of the few known Sino-Foreign Joint Ventures licensed to sell petroleum products in the retail market.

Xinmao also holds a general contractors license intended for construction of pipeline projects. As a part of its overall strategy to expand its LPG market in China, management intends to expand its business in the future beyond its current core business of purchasing and reselling LPG, utilizing its various licensing authorities.


3.  The Product

As of December 30, 1998, according to information published by the Yunnan Gas Association, in Yunnan Province there are approximately 1,000,000 households using some form of gas utility (town gas, natural gas and LPG). About 65% or 650,000 households use LPG, and the number is increasing. Approximately 160,000 household users reside in Kunming; and, there are 30,000 pipeline household users, 60% of which are within Kunming City, with the balance residing in smaller cities within the Province. The metropolitan population in Yunnan is 5.9 million with 3.2 million using gas (1 household equates to 3.2 people) as a utility - a city gasification rate of 54.2%. This rate increased by 7% over 1997, but still lags the national average by 20%. LPG use acounts for about 65% of this total.

LPG consumption in Yunnan was approximately 68,000 metric tons, a net increase over 1997 of 13,000 metric tons.

As a form of energy it is considered a very efficient fuel because in a liquid state it provides a significant supply of energy in a comparatively small volume. LPG is recognized for its transportability and ease-of-use. It is a clean and environmentally friendly source of energy that has a variety of residential, commercial, industrial and transportation uses. It can be used at home for cooking and heating, replacing wood, kerosene, coal and other environmentally unfriendly sources of energy. In fact, environmental concerns have caused the outlaw of the use of coal in most larger cities in China. Although LPG has some drawbacks such as high combustibility, it requires great care in handling, and is subject to fire and safety regulations, LPG remains one of the only viable sources of energy for cooking and heating in Southern China. Management believes the China LPG market is ripe for growth and expansion.

Most Chinese consumers have used of wood and coal all of their life primarily for cooking only; however, they are slowly beginning to realize the ease and convenience of also using LPG for heating and heating water. Most consumers obtain LPG in 15 kg. cylinders, very similar to those used for gas barbecues in the U.S. As LPG delivery systems, such as pipelines, make use more convenient and simple, LPG consumption per capita should increase significantly. In addition, management believes there will be future opportunities in drying tobacco and operating factory machinery and vehicles.


4.  Markets

The China LPG market is broken down into three segments for purposes of analysis:

     1.Distribution method from the major LPG companies, 2.Method of delivery to the consumer, and 3.Black Market dealers

 The Primary market segment is according to distribution method - that is either retail-direct or wholesale-indirect. Retail distribution is accomplished by the ten major LPG companies that deal directly with the end user. Xinmao qualifies as one of the ten major LPG companies by its ownership of rail tank cars; it is one of only five companies having depot storage facilities of 1,000M3; and it has distribution of LPG to retail and wholesale, and residential and commercial users.

The second market segment is according to the delivery vehicle used by the user, such as bottle or cylinder, pipeline, or tank truck.

The bottle users may be either retail, purchasing directly from a major LPG company, or wholesale, purchasing indirectly from a distributor of a major LPG company. Bottle customers purchase LPG in 15 kg. cylinders or bottles that must, by law, be filled to a minimum of 13.5 kg which is considered full. Bottle users include residential, and commercial customers. Residential consumption is by far the largest, with commercial restaurants and caterers following second. There has been little industrial use of LPG to date.

Pipeline users are considered retail-direct users. LPG flows directly into a household via pipes from a central storage tank that is replenished as necessary by a major LPG company. Pipeline users are billed according to usage based on a meter in their living unit.

Tank truck or bulk sales are made to wholesale distributors who operate small bottle filling stations. These distributors represent lower profit margins but volume makes-up some of the difference. Bulk sales are encouraged to cultivate the small wholesale distributors because of the potential of acquiring their customer base in the future.

A third market segment, although temporary, must be considered because of the negative impact it has on the LPG market. This segment is comprised of the many small independent distributors and individuals who operate illegally in what is referred to as the "black market" - most operating without a license, violating safety laws, and unfairly profiting by short-filling LPG bottles. These abusers create problems of unfair competition for the Company. The Kunming LPG Administration is aware of these abuses, but, unless a blatant case is presented to it, it is ignoring the problems until the market consolidates to a greater degree.

LPG consumption has been increasing in the past decade, but LPG consumption per capita is still low, partly due to the large population in China. At present it is around only 6 kg nationwide which is small in comparison to 100kg in its Asian neighbors such as Japan and South Korea, for example. LPG development in China also shows geographical variance. South China has led the nation in terms of per capita consumption at nearly 35 kg. East China follows with per capita consumption of about 10kg. North China is far less, only half of that in East China. And still in many places inland, the LPG consumption per capita is negligible. Since the Company operates in Southwest China, management perceives a great opportunity to grow with the projected expansion.

The majority of dollars invested in the China LPG market have been invested in large "mega" depots by the major oil companies. Little to no focus has been placed on the retail end-user market. Put simply, the LPG "storage" infrastructure is in place, but it is overbuilt because the retail market has not been cultivated at the same pace. Management's primary objective is the development of this retail consumer base.

From the mega-depots on the east and southeast coast of China, LPG is shipped to smaller inland storage depots via railroad tank car. LPG is then pumped into large storage tanks until it is distributed in bottles, pipelines or tank trucks to end users and distributors.

Inland infrastructure development has not kept pace with coastal development. Inland depot storage capacity must be expanded to serve the customers in waiting for LPG service. More efficient distribution methods are also needed. The bottle exchange system is labor intensive - a factor that does not significantly affect overhead yet, but will have greater future impact as salaries increase.

Distribution of LPG via pipelines directly to end-users is very efficient, but one drawback is the cost to install pipeline service to each household, which is approximately $185 US. Some more affluent customers can afford to pay the installation fee up front, but most of these have already purchased pipeline service. Some new construction projects permit the cost of installation to be incorporated into the cost of the home. However, most customers can not afford the up-front fee, but are willing and able to pay extra each month based on usage. Xinmao has seven pipeline projects either completed or under construction.


5.  Distribution of LPG

There are four basic levels of LPG distribution:

Major LPG companies
Major LPG Distributors
Medium LPG Distributors
Small Independent LPG Distributors

The Major LPG companies are characterized by the following: they purchase LPG directly from refineries or major oil companies, they must be licensed, have railroad tank cars and storage depots, and typically serve over 10,000 retail customers. These companies depend on distribution networks to get LPG to the consumers.

Major distributors are licensed and generally serve more that 4,000 but less than 10,000 customers directly, but do not typically have any railroad tank cars, and have little or no storage capacity.

Medium Distributors are licensed and generally serve more than 1,500 but less than 4,000 customers directly, have no storage capacity.

Small Independent Distributors are those who may or may not be licensed, and have no relationship or loyalty to any major company or distributor, and usually serve less than 1,500 customers.

Since all of these distributors serve a customer base, Xinmao is actively recruiting them on an ongoing basis.

The majority of Xinmao's customer base is serviced with the help of agents and entity users. Xinmao has eight agents that are independent dealers who exclusively represent the Company in an outlying county area that is difficult for the Company to access on a regular basis. The consumers serviced by the agent pay retail prices. The Company pays the agent a fee for his services and the agent carries his own overhead expenses.

As the LPG market was developing in the early 1990's, the Company was seeking to develop a customer base in the most efficient and effective manner possible; and, as a result, began to cultivate the "entity user". Entity users were companies in other industries, already providing housing for their employees, which desired to provide a convenience to their workers by distributing LPG as an additional service. These entity users developed into distribution outlets that benefited the Company by providing free receiving, storage and LPG distribution service to consumers who paid retail prices. As the market further developed, the entity user also began to be a distribution outlet to other consumers in the local area that were not affiliated with the entity company. Today, the Company is actively seeking to cultivate and develop additional entity users to expand the consumer base. Today Xinmao has 125 entity users.

In 1997, under the leadership of Largo Vista management, several innovations were added to the distribution process. First, there was a time delay between the sale of the LPG and receipt of the cash from the sale. The Company responded with the "coupon program" whereby the consumer, first purchased a special coupon from the bank and presented it as payment as he exchanged an empty bottle of LPG for a full one. The bank then remitted to the Company. The Bank of Agriculture, one of the largest in China with over 1,000 branches in the province, has successfully worked with the Company for over two years in this program and the bank is pleased with exposure to a new customer base.

Second, also in 1997, the Company implemented the first consumer insurance program. This insurance, written by the largest insurance company in China, guaranteed the consumer who either made a non-refundable prepayment for LPG by purchasing a coupon that the LPG would be at a fixed price, immediately available, and a guaranteed quality and quantity.

These two innovations, the coupon program and the consumer insurance protection program, were the first of their kind in China. In the future the Company intends to implement a third innovation for the pipeline distribution system which will be a prepaid "smart card", that will be inserted into a meter in the consumer's home. This precludes cash flow and collection problems. Distribution of the prepaid smart card will be similar to the coupon program in concert with the Bank of Agriculture.

The bulk of Xinmao's retail customers are located in the Yunnan Province central cities of Kunming, Lunan, Chengong, Yiliang, Jinnin, Annin, and Eshan. As the population thins out in the suburbs, distribution networks take-over and service most customers. The rural areas are exclusively serviced by smaller distributors.

Finally, there are a number of other minor distributors who purchase from Xinmao and other major companies, who have solicited their own customer base over a period of time and have generated customer loyalty through relationship.


6.  Raw Materials

The Chinese market is unique compared to other Asian countries. Japan and Korea seek security of supply through regular term contracts supported by long-term relationships, but, in China, low price and bargaining is the driving force for LPG purchases.

Xinmao has been able to consistently purchase LPG at low prices due to high volume of orders. When purchasing LPG, Xinmao must weigh various factors including quality of LPG, price, and transportation costs. It generally purchases from domestic sources inside China where prices are very low, but transportation costs are higher. On occasion Xinmao also purchases LPG from foreign companies such as Mobil Oil Hong Kong and Caltex.

Since Xinmao is presently dependent upon both domestic and foreign sources to supply its LPG and since domestic supply cannot be relied upon for all of its needs, Largo Vista decided that the best interests of the Company would be served by Largo Vista establishing a strategic relationship with a supplier of petroleum products outside of the domestic China market both to provide a greater guarantee of LPG in the future, and to expand its sale of petroleum products both in and outside of China. Pursuant thereto, On October 12, 1999, Largo Vista entered into a joint venture agreement with the United Arab Petroleum Corporation ("UAPC"), named Largo Vista/UAPC Partners, wherein LVG shall hold 51% of the assets and liabilities, and shall share 51% of the income and expenses of the JV; and, UAPC 49%. The purpose of the JV is to combine the resources and talents of each party to develop a market for the sale of petrochemical products to be supplied by middle-east sources, and principally Dubai. The JV plans to sell petroleum products to customers in China, Vietnam and other countries throughout the Pacific Rim.

To date, Largo Vista/UAPC Partners has accomplished the following:
Contract: November 25, 1999, Largo Vista/UAPC Partners seller; Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) buyer; 20,000 metric tons of diesel oil during the months of December 1999 and January 2000; total contract price approximately $3,300,000 USD.

Contract: December 18, 1999, Largo Vista/UAPC Partners seller; Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) buyer; 2,600 metric tons of gasoil 1% sulphur and 3,000 metric tons of unleaded mogas 92 during the month of December 1999; contract price approximately $430,000 USD for gasoil, and approximately $560,000 USD for mogas 92.


On December 12, 1999, Largo Vista/UAPC Partners entered into a joint venture agreement with Mr. Ahmed Hasan Abdul Qahir Al Shaibani, Dubai, United Arab Emirates (UAE), named Largo Vista Group, Ltd. (LLC of Dubai, UAE). Largo Vista/UAPC Partners will hold 49% (Largo Vista 25% and UAPC 24%) of the assets and liabilities, and shall share 491% of the income and expenses of the JV; and, Al Shaibani 51%. The objective of the JV is to carry-on the trade of crude oil and refined oil products. The JV will have headquarters in Dubai, and plans to focus sales of petroleum products in China, Indochina and other Pacific Rim customers.

Cost of goods can fluctuate widely and rapidly and can cause cash flow problems. The Company is researching the feasibility of obtaining a much larger storage facility that would permit it to purchase large quantities of LPG when prices are favorable, and sell it when prices are higher.

7.  Pricing and Competition

The LPG industry in Yunnan Province consists of ten major LPG companies that have railroad tank cars, depot storage facilities, and sell LPG in both the retail and wholesale markets. All ten companies depend on a network of distributors to help reach and serve the needs of their customers. Competition is based principally on price and service, with some based on relationship and reputation. Nine of these companies are majority owned by the government, and are wholly operated by management that is responsible to a government majority Board of Directors. These companies are designated in

China as "government owned and operated". Xinmao is the only company that has private majority ownership, a private majority on the Board of Directors which controls the Company. Only five of the nine companies are in the same category as Xinmao in terms of storage capacity of 1,000 cubic meters.

LPG retail market prices have been relatively unstable during the past two years, characterized by over supply and cut-throat competition. This was precipitated by environmental concerns that prompted the passing new regulations by the Kunming City Government that outlaw the use of coal. Other larger cities are following suit with similar clean air regulations, leaving LPG as the major viable energy alternative for cooking, heating, and hot water.

No companies were prepared to supply a sufficient amount of LPG to this new consumer market, but all companies reacted to the huge new demand.

The difference between Xinmao and the other nine government companies is that the primary objective of Xinmao is to make a profit while profit is secondary to the government companies primary objective is to ensure supply LPG. The nine government companies, whose primary objective was to supply LPG to consumers, are characterized by a lack of management and financial expertise, and by large work staffs that operate very inefficiently. These entities ordered an excess supply of LPG and had to cut prices to deplete the excess. This began the spiraling downward price market in which Xinmao was forced to compete. These pressures have eased, and Xinmao is negotiating with the government agencies and some companies in an effort to bring stability back to the market along with higher prices and profitable margins.

Black Market.   In the residential wholesale market, many independent, "black market" dealers sprung-up and have been operating without a license, and have ignored safety regulations that require inspection and pressure testing of each bottle every five years. Another flagrant violation of consumer fairness is the practice of short-filling bottles. The "black market" dealer fills the bottle with 10 kg. of LPG, and sells it representing it has 13.5 kg. of LPG. Short-filling has permitted the Company's competition to charge lower prices and unfairly compete with Xinmao. This practice of cheating the consumer has been prevalent over the past several years. Xinmao is now challenging customers to be aware of what they are paying for by implementation of a "weight comparison program". The program permits the consumer to actually weigh the bottles to expose the "short-fill" problem.

As of April 15, 1999, the Kunming LPG Administration established "minimum pricing" regulations which set a base price for both wholesale bulk sales, and wholesale and retail bottle sales. This regulation will help stop the uncontrolled cut-throat pricing competition that occurred over the past 24 months. It will be incumbent upon the nine participating major LPG companies to form task forces to assist the LPG Administrator in enforcing these regulations. The "short-fill" practice is now illegal under new "minimum price" regulations, which require all wholesalers to sell a 13.5 kg. bottle for no less than 36 RMB, and retail distributors for no less than 42 RMB.

Xinmao competes with others on both reputation and service. To differentiate itself from its competition, Xinmao stresses a long-term relationship both with the residential user, and with the distributor, to help them bring-in and keep new customers. The Company wants its distributors and their customers to be a part of the "Xinmao Family". The Company offers more than claims about its service. Its reputation is excellent and is backed-up by a record of uninterrupted service since 1992. Consumers and distributors know that they can rely on Xinmao to deliver and that they will receive honest weights and measures.


8.  Insurance

Xinmao sells a solid image of reliability, service, safety, and seven years of uninterrupted service to its customers - and backs it up with insurance. The Company provides consumer insurance, written by the Peoples Insurance Company of China (PICC) which is owned by the government. The insurance guarantees that a customer who paid in advance that the LPG would be at a fixed price, immediately available, and a guaranteed quality and quantity. This innovation has given the customer new confidence, since in the past many companies collected in advance, and then went out of business, leaving the customer empty handed.


9.  Government Regulation

The LPG industry is regulated on a day-to-day basis by the Kunming LPG Administration, which oversees all companies licensed to do business, and enforces rules and regulations in the market place. The LPG Administration faces many problems in this rapidly emerging, chaotic market, including the existence of many unlicensed small distributors, violations of safety regulations, and bottles of LPG short-filled by as much as 25%. In April 1999, the local LPG Administration met with Xinmao and eight of the other largest licensed companies in the area, and together set minimum price policies intended to provide positive margins over cost. The LPG
Administration has also begun to correct some of the more flagrant violations. The philosophy of the Chinese LPG Administration is to first ensure LPG is available to all people requiring it, then to enforce regulations so long as they don't interfere with the first priority.



10.  Patents, Trademarks & Licenses

The Company maintains no patents or trademarks.


11.  Seasonal Factors

Northern China is subject to a wide range of seasonality ranging from snow in the winter to hot, humid summers. However, moving south, the seasons and temperatures do not fluctuate as much as in the north. The Xinmao Company operates in Yunnan Province which, being at an elevation of approximately 5,500 feet, is known for its moderate and even climate year around - being slightly cooler in the winter, requiring some heating, while the summer weather is warm and pleasant. As a result, seasonal factors do not play a significant role in the Company's business.


12.  Inventory

Inventory, valued at cost, on the first-in, first-out basis, consists primarily of liquid petroleum gas.

13.  Firm Backlog

None.


14.  Government Contracts

The Company has government approval for the exclusive development of pipeline projects in the counties of Lunan, Fuming, Yiliang, Yuxi, and a part of Kunming.


15.  Environmental Factors

Between 1996 and 1998, environmental concerns over clean air and streets, have prompted a general movement within the Chinese Government from the Central Government to the provinces and the major cities to phase-out the use of coal as an energy source for cooking and heating. As coal is phased-out a void is left which is being filled by liquid petroleum gas (LPG) because it is a clean burning, efficient and transportable energy substitute. It is expected that continued efforts will be made to replace other unclean burning fuels with LPG, especially in automobiles and industrial applications, since it is the only viable alternative fuel resource available to Southern China.


16.  Financial Information Relating to Foreign & Domestic Sales

All of the Company's sales are foreign, through Xinmao, its China subsidiary. The Company has had no significant foreign currency transaction gains or losses in connection with its activities.



17.  Employees

Largo Vista Largo Vista is fully staffed with 2 employees, and relies on five other outside service providers for legal, accounting and other services as needed. The Chinese subsidiary, Xinmao, is fully staffed with 84 employees, including a full management staff, which is considered highly competent and well qualified.

LARGO VISTA GROUP, LTD.

Item 2.  A.  FINANCIAL INFORMATION

The following table summarizes certain selected financial data for the periods presented for the Company. The data for the year ended December 31 1998 and 1997 should be read in conjunction with the more detailed audited statements for such years presented elsewhere herein.

                             12/31/99           12/31/98
Revenues                    $                  $
LP Gas Sales                $1,616,961         $1,476,971
Other Income                $  148,092         $  141,229
Total Revenue               $1,765,053         $1,618,200
Cost of Sales               $1,153,863         $1,353,537
Margin                      $  611,190         $  264,663
G&A & Other Exp.            $2,589,407 (1)     $1,085,637 (1)
Operating <Loss>           <$2,126,309>       <$  962,203>
NET <LOSS>                 <$2,198,488>       <$1,019,626>

See Consolidated Statement of Operations - (12/31/99)
-(1) The calculations of $2,589,407 and $1,085,637 G&A and Other Expenses for the years 1999 and 1998, respectively, include amounts for provisions for bad debt of approximately $54,000 in 1998. Higher U.S. costs in 1999 are discussed below in Management's Discussion and Analysis.


B. Management's Discussion and Analysis of Financial Condition and Results of Operation

1.   Management's Discussion and Analysis of Financial Condition
                     And Results of Operations
Twelve months ended December 31, 1999 and December 31, 1998

Revenues and expenses are generated from the Company' s Chinese subsidiary, Kunming Xinmao Petrochemical Industrial Co., Ltd. ("Xinmao"). The United States entities produce no revenues, and experience expenses in conjunction with management oversight of the Chinese entity, legal, accounting and other professional services. The result of consolidated operations are reported.

Revenues for the twelve month period ending December 31, 1999 were $1,765,053, increased from $1,618,200 in the twelve month period ending December 31, 1998; an increase of $146,853 (9.1%). This increase reflects the Company's curtailment of sales activity in high volume, low to negative margin market segments, and focus on higher margin retail business. Price pressures continue to negatively affect sales volume and profitability in the retail residential market segment. The market is still developing and reflects rapidly increasing consumer demand, low cost of goods and some over supply of product placing downward pressure on prices, and one that requires capital investment to improve delivery systems to consumers. The Company anticipates increases in revenue from expanded marketing efforts, price increases, expansion into other lines of business, and mergers and acquisitions.

Cost of sales for the twelve month period ending December 31, 1999 were $1,153,863, decreased from $1,353,537 in the twelve month period ending December 31, 1998; a decrease of $199,674 (-14.8%). Cost of sales on a percentage basis, has remained fairly consistent over the last two years. Improvements are due to cost containment procedures, and the Company anticipates greater improvements going forward by further implementing cost containment procedures and obtaining LPG at lower prices.

Margins for the twelve month period ending December 31, 1999 were $611,190, increased from $264,663 in the twelve month period ending December 31, 1998; an improvement of $346,527 (130.9%). The increase reflects focus of sales activity on more profitable market segments, implementation of cost reduction efforts, and improved management techniques. The Company anticipates improving the margin going forward by continuing to focus sales efforts on more profitable market segments, and implementing additional measures to reduce cost of goods.

General and administrative expenses for the twelve month period ending December 31, 1999 were $2,589,407, increased from $1,085,637 in the twelve month period ending December 31, 1998; an increase of $1,503,770 (138.5%).
In 1999 the Company issued a substantial amount of stock to satisfy indebtedness to officers and outside service providers as reflected in the Financial Statement Consolidated Statement of Cash Flows. These costs should even-out in the future as expenses are paid as incurred.

Operating losses for the twelve month period ending December 31, 1999 were [$2,126,309], increased from [$962,203] in the twelve month period ending December 31, 1998; an increase of $1,503,770 (121.0%). This increase reflects abnormal G&A expenses discussed above.

2.  Liquidity and Capital Resources

Historically, the Company has been able to borrow funds as necessary to pursue operations. However, neither Largo Vista nor Xinmao have written letters of commitment from either commercial or private sources of credit. The company has continually experienced significant operating losses and there is no internal source of liquidity. The primary source of external liquidity has been loans from Chinese state-owned banks. However, since Chinese banking authorities are tightening credit, it is uncertain whether or not Xinmao will continue to receive loans from them. Currently the Company has sufficient liquid capital to operate for approximately 6 to 8 months.
The availability, source, amount and terms of any additional financing is uncertain at this date, and by no means assured.


3. Trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's liquidity.

The economic growth of China with its huge population, emerging middle class, and growing consumer sector are trends that management anticipates will increase the Company's revenues from Xinmao as well as other anticipated projects. China's young, developing LPG market presents challenges of improving sales strategies, seeking lowest-cost sources of goods, implementing efficient management techniques, and developing the efficiency and effectiveness of human resources.

World geopolitical uncertainties, such as the United States bombing of the Chinese consulate in Belgrade, Yugoslavia resulted in a short period (4-5 days) of unrest and negative reactions toward Americans in China; however, no long term difficulties have been experienced and management does not anticipate any serious detriment to prospects for the Company's success in China because of the nature of the service a utility company provides that is in continual demand, and the fact that foreign ownership is not readily ascertainable by consumers.

In addition, even though Chinese management is optimistic of its ability to obtain credit from private sources, the trend in China is for the banks to tighten loan eligibility for businesses such as Xinmao that are experiencing cash flow difficulties.

Additionally, the Company is searching for joint venture partners in various potential LPG projects in the Yunnan Province and in other provinces. Investment by joint venture partners will be perceived as financial strength by the local LPG Administration, and management anticipates stronger enforcement of licensing and safety regulations, which should reduce unfair competition currently experienced by the Company.


Year 2000 Issue

Many computer Systems in use today may be unable to correctly process data or may not operate at all after December 31, l999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail.

In the U.S., the Company maintains its financial data on a PC system utilizing generic accounting software, both of which have been guaranteed by the manufacturer as Y2K compliant. In China, due to government regulations, the Company maintains a manual record system. During first quarter 2000, in China, management expects to begin maintaining financial and other information on both a manual and PC system, totally shifting to a PC system as government regulations permit. The Company has not experienced any problems related to computer software dating issues and does not believe it will either experience future, or that it has significant exposure in the future, to Year 2000 problems, and neither does it expect that the Year 2000 issue will have a future material cost or impact on Company operations. The Company's primary contingency plan depends upon the use of manual back-up systems, and alternative supply sources such as major oil companies.

These contingency plans are intended to mitigate the impact of third party Year 2000 noncompliance. Outside of manual backup, the Company does not plan to implement further contingency plans. The Company has not inquired into the readiness of any of its key third party suppliers; however, as of March 1, 2000, none of its key third party suppliers has reported any Y2K problems. However, there can be no assurance that the systems of key suppliers and other companies on which the Company relies will not have an adverse effect on the Company including, (1) the inability to obtain products or services used in business operations, (2) the inability to deliver goods or services sold to customers.

Forward - Looking Statements

Investors are cautioned that certain statements contained in this document, including but not limited to those under the caption Management's Discussion and Analysis as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the Company, are "forward-looking" statements. Forward-looking statements include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the company has no specific intention to update these statements. Actual events and results may differ materially and detrimentally from those expressed or forecasted in forward-looking statements.

Certain of the important factors that could cause actual results to differ materially and negatively from the Company's expectations, among others, include continued instability in pricing and unprofitable competition in China, a slow down in the trend in sales of LPG during the remainder of the year, an inability to obtain sufficient working capital, and new Government regulations adverse to the Company's operations.


Item 3.     PROPERTIES

A.  Largo Vista

Currently Largo Vista has corporate offices in Newport Beach, California, which include two office suites. The terms of this Lease provide for month to month tenancy at $2,500 per month.

B.  Xinmao

Xinmao provides its primary service from its depot, which is adjacent to a railroad terminal. The depot has a capacity of storing 1,000 cubic meters (approximately 500 metric tons) of LPG. Assuming the depot is operating at full capacity and turns-over twice per month, the depot is sufficient to supply 83,000 users assuming consumption of 12 kg. of LPG per household per month. In addition, Xinmao, formed in 1998, a new joint venture in Yuxi, a city near Kunming. The purpose of the joint venture is to give Xinmao the option for additional LPG storage in the future as distribution expands. The joint venture, being recently organized, is in the development stage, and as of this date, has no assets or liabilities or operations. This joint venture will have access to LPG storage facilities that management believes may be capable of supplying LPG storage for up to 30,000 customers per month should demand increase to these levels.

The depot also has ten service stations from which the 2, 15, and 50 kilogram bottles are filled, and loaded onto trucks for distribution. For its retail-direct customers, Xinmao transports the full bottles to an exchange shop where either the customer comes in personally, or Xinmao will provide a delivery man to take the bottle to the customer who pays a delivery fee.

In the case of a pipeline, 50 kg. bottles are used in cluster to service residents in the housing complex. The advantage the pipeline customer has over the bottle customer is convenience and service. There is no need to spend valuable time exchanging bottles. The meter is read by the serviceman each month who also collects the amount due. Xinmao is planning to use "smart meters" in future pipeline developments that require the customer to go to the Bank of Agriculture and purchase a prepaid card, similar to a prepaid phone card commonly in use in the U.S. This will improve cash flow and reduce "slow-pays" and "bad debts".

Xinmao leases a two story, 4,000 square foot facility in Kunming City, where it operates a customer service and sales center, bottle exchange shop, storage facility, and administrative offices, at an annual rental of $1000 US per year, under a three year lease, with one year of the term remaining. It also leases and operates a number of small bottle exchange stores throughout key locations in the city.


Item 4.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth information regarding beneficial ownership as of March 1, 2000, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by officers and directors of the Company as a group.

                                  Beneficial      Percentage
Name and Address                   Ownership      of Class
Daniel Mendez                      22,616,154      10.61%
4570 Campus Drive
Newport Beach, CA 92660*

Albert Figueroa                     6,094,936       2.86%

Deng Shan                          96,197,274      48.78% (1)

All current directors and
officers as a group (3 persons)   124,908,364      62.25%

-(1) Mr. Deng Shan owns 1,437,255 shares (.674%) personally, and 88,861,246 shares (41.70%) through his wholly owned corporation, Proton Technology Corporation Limited for a total of 90,298,501 shares (42.374%).
*This address also applies to all persons listed.

Item 5.   DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and positions of the directors and executive officers of the Company as of September30, 1999, are as follows:

Name                Age       Position                            Since
Daniel J. Mendez    47        Acting President and a Director      4/94
Albert N. Figueroa  33        Acting Secretary/Treasurer, and      5/95
"                "            a Director
Deng Shan           48        Director                             1/99
"       "                     Chairman of the Board                4/99

The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Daniel J. Mendez, Acting President, is responsible for investor relations, coordination of information with market makers and brokers and potential partners, coordination of all agreements, corporate financing, and liaison with Chinese operations. Mr. Mendez joined the Company in October of 1991 as a marketing coordinator. In April 1994 he became President and a Director, and is responsible for investor relations, coordination of corporate agreements, corporate financing, and liaison with Chinese operations. Prior to 1991

Albert N. Figueroa, Acting Secretary and Treasurer, is the gatekeeper of all corporate documents and information, maintains the minute book and all corporate records and agreements, keeps the books, liaisons with all outside service providers, and generally coordinates the flow of information within the company and with the Chinese operations. Mr. Figueroa was formerly involved in the construction industry as an estimator.

Deng Shan, Chairman of the Board and Director, is well versed in the business practices of China. Early in his career Mr. Deng was a lecturer in Wuhan Chemical Engineering School. Later he advanced to associate professor at Huazhong University of Science and Technology. In 1989, Mr. Deng became the Director, Science and Technology Commission, Nanshan District Government, China. Since 1994, Mr. Deng has been appointed as Chief Executive Officer/Chairman of the Board of four commercial companies. In 1996, Mr. Deng acquired Kunming Xinmao Petrochemical Industrial Co., Ltd. Mr. Deng has established strategic networks in both business and government arenas.

Item 6.     EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000, including cash and issuance of securities.

                              Summary Compensation
Annual Compensation                     Awards         Payouts

                                Other             Secur
Name                           Annual Restricted  ities          All Other
And                            Compen-  Stock     UnderlyingLTIP Compen-
Principal      Salary   Bonus   sation  Award(s)  Options/Payouts   sation
Position  Year ($)         ($)  ($)        ($)     (SARs (#)   ($)  ($)

Daniel
Mendez    1997 220,000      0    9,503       0         0         0    0

Daniel
Mendez    1998 220,000      0   45,951       0                 0        0
0

Daniel
Mendez    1999 150,000      0   68,422       0               0       0     0

Albert
Figueroa  1997 100,000      0    4,320       0               0       0     0

Albert
Figueroa  1998 100,000      0   46,225       0               0       0     0

Albert
Figueroa  1999 100,000      0   45,899       0               0       0     0

Deng
Shan      1997 100,000      0    4,320       0               0       0     0

Deng
Shan      1998 100,000      0   46,225       0               0       0     0

Deng
Shan      1999 100,000      0   48,474       0               0       0     0

-(1) Of the above compensation paid to Daniel J. Mendez, a portion of said compensation was paid by the issuance of private placement stock in lieu of cash in the following amounts and the agreed values in the respective years indicated:

1997:     2,850,970 shares valued at $229,503
1998:     3,304,737 shares valued at $265,951
1999:     2,528,816 shares valued at $218,422

-(2) Of the above compensation paid to Albert N. Figueroa, a portion of said compensation was paid by the issuance of private placement stock in lieu of cash in the following amounts and the agreed values in the respective years indicated:

1997:     1,295,896 shares valued at $104,320
1998:     1,817,449 shares valued at $146,225
1999:     1,689,420 shares valued at $145,899

-(3) Of the above compensation paid to Deng Shan, a portion of said compensation was paid by the issuance of private placement stock in lieu of cash in the following amounts and the agreed values in the respective years indicated:

1997:     1,295,896 shares valued at $104,320
1998:     1,817,449 shares valued at $146,225
1999:     1,721,403 shares valued at $148,474

-(4) No directors are paid compensation as directors. The persons serving as directors also serve as officers or key consultants and the full compensation for each has been set forth in Item 6 above.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

-(5) Daniel J. Mendez, President, has an employment contract for a term of one year commencing on January 1, 1999 with annual compensation of $150,000 per year payable $12,500 per month. It may be terminated upon 30 days written notice of either party, and has a provision for change in ownership or control of 30 days severance at the monthly salary set forth above.

-(6) Albert N. Figueroa, Secretary/Treasurer, has an employment contract for a term of one year commencing on January 1, 1999 with annual compensation of $100,000 per year payable $8,335 per month. It may be terminated upon 30 days written notice of either party, and has a provision for change in ownership or control of 30 days severance at the monthly salary set forth above.

-(7) Deng Shan, Consultant, has an Agreement for Services for a term of one year commencing on January 1, 1999 with annual compensation of $100,000 per year payable $8,335 per month. It may be terminated upon 30 days written notice of either party, and has no protective provision for change in ownership or control except for 30 days severance at the monthly compensation set forth above.

Options/SAR Grants in Last Fiscal Year

No options or SAR Grants have been made by the Company during its last fiscal year.


Item 7.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A. In late December, 1996, the company entered into a Plan and Agreement of Reorganization with Everlasting International, Ltd. ("Everlasting"), a Nevada corporation, and Proton Technology Corporation Limited ("Proton"), a Bahamas corporation, whereby the Company acquired 100% of the shares of Everlasting, owned by Proton, in exchange for 123,850,139 shares of the voting common stock of the Company. At the time of this transaction, Everlasting owned two-thirds of Kunming Xinmao Petrochemical Industrial Co., Ltd. ("Kunming Xinmao"), a Chinese entity, with the other third of Kunming Xinmao owned by a Chinese Government corporation (this interest had been transferred to Everlasting from Proton).

Mr. Deng Shan is currently a Director of Largo Vista and a majority shareholder of Proton Technology Corporation, Ltd. A loan of $30,000.00 is owed by the company to Proton Technology.

Other than discussed above, the Company has no knowledge of any transaction or series of transactions, or any currently proposed transaction, or series of transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, involving management, any person owning 10% or more of the common stock, or any member of the immediate family of any of the foregoing persons.


Item 8.     LEGAL PROCEEDINGS

The Company has unpaid judgments totaling approximately $95,000, as a result of disputes arising in the normal course of business.

In March, 1998, the Sichuan Peoples Court, P.R. China rendered a judgment against Xinmao in the approximate amount of U.S. $452,000 that negatively impacted the 12/31/98 Financial Statement by approximately $112,550. The judgment is completely satisfied.

Action filed on May 14, 1998 in the High Court of Hong Kong Special Administration Region, Case HCA14528/98 by Plaintiff Everlasting International, Ltd. vs. Defendant Chan Mau Tak. This lawsuit was brought by Everlasting International, Ltd. ("EIL") against Chan Mao Tak ("CMD") for breach of the purchase agreement wherein EIL acquired the assets of the
Xinmao Company from CMD. EIL is a wholly owned subsidiary of Largo Vista Group, Ltd. This lawsuit is brought on the basis that CMD made fraudulent representations concerning the assets of the Kunming Xinmao Petrochemical Co., Ltd. The court ordered an Interlocutory Judgment on 10/14/98 in favor of EIL for 1 million HK$ plus damages incurred plus interest @ 13.08% per annum. One million HK$ is the penalty provided in the Transfer Agreement. CMD has filed an appeal, based on failure of service of process. It is not likely that Xinmao has any liability in the matter since no complaint has been filed against it, however this is not certain. If EIL prevails, management anticipates recovery of the 1 million HK$ plus the value of the assets misrepresented in the Transfer Agreement. CMD owns and operates Panzhihur Petrochemical Industry Co., Ltd., a company with assets including an LPG depot. The resolution of this matter is uncertain.

Aside from the above, there is no litigation outstanding, and management is not aware of any potential claims which might be asserted.


Item 9. MARKET PRICE AND DIVIDENDS ON REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the NASD Bulletin Board, under the symbol "LGOV". The closing sales price on December 31, 1999 was $1.06 bid and $0.94 ask.

Set forth below is the high and low bid information for the Company's Common Stock for each full quarterly period within the two most recent fiscal years and the four quarters of 1999.

                         High            Low
Period                        Bid             Bid
4th Quarter 1999               $1.06             $.94
3rd  Quarter 1999             $0.11              $.10
2nd  Quarter 1999             $0.125          $.125
1st Quarter 1999              $0.12           $.10

4th Quarter 1998              $0.13           $.11
3rd Quarter 1998              $0.20           $.17
2nd Quarter 1998              $0.18           $.17
1st Quarter 1998              $0.20           $.18

4th Quarter 1997              $0.125          $.09
3rd Quarter 1997              $0.13           $.12
2nd Quarter 1997              $0.19           $.18
1st Quarter 1997              $0.20           $.18

At December 31, 1999, the Company had approximately 519 Shareholders of record.

The Company has not paid a dividend since its incorporation, and management does not anticipate the Company will pay dividends in the near future.


Item 10.     RECENT SALES OF UNREGISTERED SECURITIES

During its last three fiscal years, up through and including this date, the Registrant has issued the following unregistered securities.

From January 1, 1997 through December 31, 1997, the Company issued 2,995,194 shares of its common stock that was valued at $273,312 as follows:

Date       Amount    Name or Class of  Nature          Amount   Exempti
           Shares    Persons           of               Of       on
           issued    to Whom Sold      Consider-       Consider-Claimed
                                       ation           ation
                                               ($)
10/27/97  1,861,027  Daniel Mendez   Conversion (1)   157,176   4(2)
                                     of Loan
10/27/97    687,379  Albert Figueroa Conversion (1)    58,054   4(2)
                                     of Loan
10/27/97    391,788  John Prentice   Conversion (2)    50,932   4(2)
                                     of Loan
10/27/97    55,000  William Vauthrin Conversion (2)     7,150   4(2)
                                     of Loan
      ------------                                   ----------
Total    2,995,194                                    273,312

From January 1, 1998 through December 31, 1998, the Company issued 3,939,058 shares of its common stock that was valued at $559,022 as follows:

Date       Amount    Name or Class of  Nature          Amount  Exempti
           Shares    Persons           of               Of       on
           issued    to Whom Sold      Consider-       Consider-Claimed
                                       ation           ation
                                               ($)
2/4/98      373,224  Albert Figueroa   Conversion (1)    27,759    4(2)
                                       of Loan
2/4/98    1,553,921  Daniel Mendez     Conversion (1)   115,573    4(2)
                                       of Loan
7/21/98     422,345  Albert Figueroa   Conversion (1)    55,292    4(2)
                                       of Loan
7/21/98   1,039,568  Daniel Mendez     Conversion (1)   136,097    4(2)
                                       of Loan
9/24/98     350,000 Danilo Cacciamatta Settlement (2)    78,256    4(2)
                                       of Claim
9/24/98     200,000  Equitrade         Settlement (2)   146,045    4(2)
                                       of Claim
         -------------                              -----------
Total     3,939,058                                    $559,022

From January 1, 1999 through December 31, 1999, the Company issued 28,519,534 shares of its common stock that was valued at $2,387,980 as follows:

Date       Amount    Name or Class of  Nature          Amount   Exempti
           Shares    Persons           of               Of       on
           issued    to Whom Sold      Consider-       Consider-Claimed
                                       ation           ation
                                               ($)
6/21/99   1,000,000  Daniel Mendez     Services   (3)     80,420   4(2)

6/21/99   1,000,000  Albert Figueroa   Services   (3)     80,420   4(2)

6/21/99   1,000,000  Deng Shan         Services   (3)     80,420   4(2)

6/21/99     700,000  Bernard Kruer     Services   (2)     56,294   4(2)

6/21/99     300,000  Gymar, Inc.       Services   (2)     24,126   4(2)

7/20/99     100,000  Craig Saunar      Settlement (2)     85,000   4(2)
                                       of Claim
7/20/99      50,000  Fred Smith        Services   (2)      5,000   4(2)

9/23/99     700,000  Dan/Colette Seifer  Cash Sale (2)    35,000   4(2)
9/23/99     100,000  John Prentice     Conversion (2)      4,000   4(2)
                                       of LoanS
9/27/99   2,104,473  Daniel Mendez    Services   (4)(8) 169,410   4(2)

9/27/99   2,304,737  Daniel Mendez    Services   (4)(8) 185,531   4(2)

9/27/99   2,850,970  Daniel Mendez    Services   (4)(8) 229,503   4(2)


9/27/99   1,406,536  Albert Figueroa   Services   (4)(8) 113,226   4(2)

9/27/99     817,449  Albert Figueroa   Services   (4)(8)  65,805   4(2)

9/27/99   1,295,896  Albert Figueroa   Services   (4)(8) 104,320   4(2)

9/27/99   1,438,519  Deng Shan         Services   (4)(8) 115,801   4(2)

9/27/99     817,449  Deng Shan         Services   (4)(8)  65,805   4(2)

9/27/99   1,295,896  Deng Shan         Services   (4)(8) 104,320   4(2)

9/27/99     746,522  Bernard Kruer     Services   (2)(8)  60,095   4(2)

9/27/99     572,213  Bernard Kruer     Services   (2)(8)  46,063   4(2)

9/27/99     575,407  Gymar, Inc.       Services   (2)(8)  46,320   4(2)

9/27/99     245,234  Gymar, Inc.       Services   (2)(8)  19,741   4(2)

9/27/99     287,989  Albert Figueroa   Conversion (5)     23,160   4(2)
                                       of Loan
9/27/99   2,385,714  Daniel Mendez     Conversion (5)    191,860   4(2)
                                       of Loan
9/27/99     184,164  Deng Shan         Conversion (5)     14,811   4(2)
                                       of Loan
9/27/99   1,957,356  Proton Technology Conversion (5)    157,441   4(2)
                     Corporation, Ltd  of Loan
11/24/99    424,343  Daniel Mendez    Services   (6)    49,012   4(2)

11/24/99    282,884  Albert Figueroa   Services   (6)    32,673   4(2)

11/24/99    282,884  Deng Shan         Services   (6)    32,673   4(2)

11/24/99    169,737  Bernard Kruer     Services   (2)    19,605   4(2)

11/24/99    113,147  Gymar, Inc.       Services   (2)    13,608   4(2)

11/24/99     68,023  Daniel Mendez     Conversion (7)     7,857   4(2)
                                       of Loan
11/24/99     50,649  Albert Figueroa   Conversion (7)     5,850   4(2)
                                       of Loan
11/24/99     11,343  Deng Shan         Conversion (7)     1,310   4(2)
                                       of Loan
11/24/99     20,000  Todd Ream         Services     (2)     3,000   4(2)
11/24/99     60,000  Fred N. Smith     Services   (2)     8,500   4(2)
12/ 8/99    800,000  Wan Lin           Conversion
                                       Of Loan    (2)    50,000   4(2)
       -------------                                  ----------
         28,519,534                                  S2,387,980

The issued securities were valued as follows:
-(1) Stock issuances signified by Footnote (1) to Daniel J. Mendez and Albert
N. Figueroa on 10/27/97, 2/4/98 and 7/21/98 were valued at the average closing market price for the month during which the stock was issued, discounted by 30%.

-(2) The stock issuances signified by Footnote (2) were negotiated at arms-length to individuals not officers, directors or affiliates, and not tied to any specific price per share value.

-(3) Stock issuances signified by Footnote (3) on 6/21/99 were issued pursuant to a contractual obligation requiring issuance of said shares on 1/30/98. The shares were valued at the average closing market price for June 1999 which was $0.1148, discounted by 30% ($.0804).

-(4) Stock issuances signified by Footnote (4) on 9/27/99 were issued pursuant to a settlement agreement for past services performed over the period 1/1/97 through 9/30/99. The shares were valued at the average closing market price for September 1999 which was $0.1150, discounted by 30% ($0.0805).

-(5) Stock issuances signified by Footnote (5) on 9/27/99 for "conversion of loan" were valued at the average closing market price for September 1999 which was $0.1150, discounted by 30% ($0.0805).

-(6) Stock issuances signified by Footnote (6) on 11/24/99 were issued pursuant to a settlement agreement for past services performed over the period 10/1/99 through 11/30/99. The shares were valued at the average closing market price for November 1999 which was $0.1650, discounted by 30% ($0.1155).

-(7) Stock issuances signified by Footnote (7) on 11/24/99 for "conversion of loan" were for loans made prior to 9/30/99 and were valued at the average closing market price for November 1999 which was $0.1650, discounted by 30% ($0.1155).

-(8) The individual employees or key service providers receiving these shares for "Services" signified by Footnote (8), each performed substantial and necessary services for the Company during fiscal 1997, 1998 and 11 months 1999, for which they had not been compensated; and, with respect to which they had continuing claims for compensation. The individuals on September 27, 1999, entered into an agreement with the Company, wherein each claimant agreed to accept, and the Company agreed to issue, the specified number of shares of the Company's restricted common stock in full and complete satisfaction of the claim.


Item 11.  DESCRIPTION OF REGISTRANT'S SECURITIES TO BE REGISTERED

The Company has only one type of security, Common Stock with par value equal to $0.001. Prior to September 27, 1999, there were 200,000,000 authorized shares of Common Stock of which 186,013,021 shares were issued/outstanding. However, on September 27, 1999, the Board of Directors passed a resolution to increase the authorized shares to 400,000,000 with a par value of $0.001. On October 4, 1999, shareholders representing a majority of outstanding shares approved the resolution. A certificate of amendment was filed in the public records of the State of Nevada on October 7, 1999. Management has no current plans to use additional authorized common stock for the purpose of purchases or acquisitions.

The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of Capital Stock. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any preferred stock that might be issued in the future. Holders of Common Stock have no preemptive or subscription rights, and there are no redemption or conversion rights with respect to such shares. All outstanding shares of Common Stock are fully paid and nonassessable.


Item 12.     INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Nevada General Corporation Law, (NRS 78.7502) under which the Company is incorporated, gives a corporation the power to indemnify any of its directors, officers, employees, or agents who are sued by reason of their service in such capacity to the corporation provided that the director, officer, employee, or agent acted in good faith and in a manner he believed to be in or not opposed to the best interests of the corporation. With respect to any criminal action, he must have had no reasonable cause to believe his conduct was unlawful.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933 MAY BE PERMITTED TO DIRECTORS, OFFICERS AND CONTROLLING PERSONS OF THE REGISTRANT PURSUANT TO THE FOREGOING PROVISIONS OR OTHERWISE, THE REGISTRANT HAS BEEN ADVISED THAT IN THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS, THEREFORE, UNENFORCEABLE, IN THE EVENT THAT A CLAIM FOR INDEMNIFICATION AGAINST SUCH LIABILITIES (OTHER THAN THE PAYMENT BY THE REGISTRANT OF EXPENSES INCURRED OR PAID BY A DIRECTOR, OFFICER OR CONTROLLING PERSON OF THE REGISTRANT IN THE SUCCESSFUL DEFENSE OF ANY ACTION, SUIT OR PROCEEDING) IS ASSERTED BY SUCH DIRECTOR, OFFICER OR CONTROLLING PERSON IN CONNECTION WITH THE SECURITIES BEING REGISTERED, THE REGISTRANT WILL, UNLESS IN THE OPINION OF ITS COUNSEL THE MATTER HAS BEEN SETTLED BY CONTROLLING PRECEDENT, SUBMIT TO A COURT OF APPROPRIATE JURISDICTION THE QUESTION WHETHER SUCH INDEMNIFICATION BY IT IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND WILL BE GOVERNED BY THE FINAL ADJUDICATION OF SUCH ISSUE.

Item 13.     FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

              INDEPENDENT AUDITOR'S REPORT (US $)

To the Shareholders and Board of Directors
Largo Vista Group, Ltd.

I have audited the accompanying consolidated balance sheet of Largo Vista Group, Ltd. as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity <deficit> and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Largo Vista Group, Ltd. as of December 31, 1999, and results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered significant recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Significant litigation uncertainties also exist as described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Beverly Hills, California
February 29,2000

                           Largo Vista Group, Ltd.
                         Consolidated Balance Sheet
                              December 31, 1999


                             ASSETS
Current Assets
 Cash                                        $     16,379
 Inventories                                      163,782
 Prepaid expenses and
  advances to suppliers                            80,562

Total current assets                              260,723

Fixed assets
 Property and equipment                         1,099,280
 <Less> accumulated depreciation                 <323,106>
Total fixed assets                                776,174

Other Assets
 Other receivable                                  40,976
 Deferred expenses                                 32,094
 Other                                            163,389
Total other assets                                236,459
                                             $  1,273,356
                                             ------------

         LIABILITIES AND SHAREHOLDERS' EQUITY <DEFICIT>
Current Liabilities
 Accounts payable                            $    707,960
 Accrued expenses                                 356,779
 Taxes Payable                                    120,803
 Notes Payable                                  1,750,148
 Advances and Other                             1,511,330

Total current liabilities                       4,447,020

Litigation contingencies   (Note 5)

Shareholders' Equity <Deficit>
 Common Stock, 400,000,000 shares
 authorized; .001 par value;
 212,382,555 shares issued and
 outstanding                                      212,383
 Additional Paid-in Capital                    10,996,991
 Retained earnings <deficit>                  <14,383,038>
Total shareholders' equity <deficit>           <3,173,664>
                                             $  1,273,356
                                             ------------

  See accompanying notes to consolidated financial statements.

                    Largo Vista Group, Ltd.
             Consolidated Statements of Operations


                                     Year December 31,
                                      1999         1998
Revenue                            $ 1,616,961   $1,476,971
Cost of sales                        1,153,863    1,353,537

Gross profit <loss>                    463,098      123,434
Expenses:
General and administrative
and Other                          2,589,407     1,085,637


<Loss> From operations             <2,126,309>     <962,203>

Other income <expense>:
Interest <expense>                   <220,271>     <198,652>
Other income                          148,092       141,229
<Loss> before
 income taxes                      <2,198,488>   <1,019,626>

Income taxes                                -             -

NET <LOSS>                        $<2,198,488>  $<1,019,626>

Basic <LOSS> per share of
  common stock                    $      <.01>  $      <.01>

Diluted <LOSS> per share of
  common stock                    $      <.01>  $      <.01>

Weighted average
 shares outstanding               201,733,334   181,565,237

  See accompanying notes to consolidated financial statements.

                    Largo Vista Group, Ltd.
             Consolidated Statements of Cash Flows



                                       Year December 31,
                                       1999         1998
Cash flows from <for>
 Operating activities:
Net <loss>                         $<2,198,488>  $<1,019,626>
Adjustments to reconcile
net<loss> to cash flows
<for> operating activities:
  Depreciation                          45,319        67,926
  Stock for services and debt        2,562,120       648,057
Changes in assets and
  liabilities:
Inventories                             62,603       491,902
Accounts payable                      <184,224>     <380,603>
Accrued expenses                       159,764       452,284
Notes and taxes
payable and other                     <444,243>      <346,121>

Net cash flows <for>from
 operating activities:                   2,851       <86,181>
Cash flows from
 investing activities:                       -             -
Cash flows from
  financing activities:
                                             -             -

Increase <decrease> in cash              2,851       <86,181>
Cash at beginning of period             13,528        99,709
Cash at end of period              $    16,379   $    13,528
                                   -----------   -----------
Supplemental cash
 flows information:

Cash paid for interest             $        -    $         -
                                   ----------    -----------

Cash paid for taxes                $        -    $         -
                                   ----------    -----------
Non-cash financing
  transactions:
  Shares for services
  and debt                         $2,562,120    $   648,057
                                   ----------    -----------

  See accompanying notes to consolidated financial statements.

                    Largo Vista Group, Ltd.
     Consolidated Statements of Changes in Stockholders' Equity <Deficit>

                                     Additional    Retained
                 Common   Stock       Paid-In      Earnings
                 Shares    Amount     Capital     <Deficit>        Total

Balance at
Dec. 31, 1997  179,923,963 $179,924 $ 7,819,273  $<11,164,924> $<3,165,727>

Common shares
issued for
services and
debt
extinguishment
during the
year ended
Dec. 31, 1998    3,939,058    3,939     644,118             -      648,057

Net <loss>
for the year
ended
Dec. 31, 1998            -        -           -    <1,019,626>  <1,019,626>

Balance at
Dec. 31, 1998  183,863,021  183,863   8,463,391   <12,184,550>  <3,537,296>

Common shares
issued for
services and
debt
extinguishment
during the
year ended
Dec. 31, 1999   28,519,534   28,520   2,533,600             -    2,562,120

Net <loss>
for the year
ended Dec.
31, 1999                 -        -           -    <2,198,488>  <2,198,488>

Balance at
Dec. 31, 1999  212,382,555 $212,383 $10,996,991  $<14,383,038> $<3,173,664>
               ----------- -------- -----------  ------------  -----------

         See accompanying notes to consolidated financial statements.

                    Largo Vista Group, Ltd.
           Notes to Consolidated Financial Statements
                       December 31, 1999

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation

      The consolidated financial statements include the accounts of Largo Vista Group, Ltd. (the "Company"), a Nevada corporation, (date of incorporation was January 16, 1987) its wholly-owned subsidiary, Largo Vista, Inc., a California corporation, (date of incorporation was October 12, 1988) its wholly-owned subsidiary Everlasting International, Ltd., a Nevada Corporation, (date of incorporation was January 25, 1995) and Kunming Xinmao Petrochemical Industrial Co., Ltd., a Chinese entity (see Note 4). The Chinese entity operates a natural gas distribution business. The United States entities have no operations. Intercompany accounts and transactions have been eliminated. All amounts in these financial statements and footnotes are in United States dollars.

Cash and Cash Equivalents

      Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased. During the periods presented, and at December 31, 1999, the Company had no cash equivalents.

Provision for Bad Debt

      The financial statements are prepared using an allowance for bad debts in conformity with generally accepted accounting principles. At December 31, 1999 the Company had no significant provision for bad debts.

Loss per Share

      The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

                           Largo Vista Group, Ltd.
           Notes to Consolidated Financial Statements (continued)
                              December 31, 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Valuation of shares for services

      Shares issued for services were valued based upon estimated fair market value of services. The policy for "valuation of shares" applies to transactions with both employees and non-employees. The policy is one of negotiation between the parties. In the case of non-employees, final value is approved by a majority of the Board of Directors; and, in the case of employees, final value is approved by a majority of the Board of Directors with the interested director abstaining. During the periods presented, United States management's compensation has primarily been in the form of issuance of shares by the company.

Inventory

     Inventory, valued at lower of cost of market, on the first-in, first-out basis consists primarily of liquid natural gas.

Property and equipment and depreciation

      Property and equipment consists of a building, storage tanks, railroad cars and miscellaneous equipment. All property and equipment is located in China. Depreciation is primarily by the straight line method over estimated useful lives, generally of approximately five to thirty years.

Impairment of Assets

      Long-lived assets used in operations are accessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

      The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by management for disposal are accounted for at the lower of amortized cost or fair value, less cost to sell.


Deferred Expenses

      Deferred expenses consist primarily of deposits including on telephone, utilities and office facilities.

                           Largo Vista Group, Ltd.
           Notes to Consolidated Financial Statements (continued)
                              December 31, 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Other Assets

      Other assets consist primarily of slower moving inventory items, which have the appropriate fair market value, but to be conservative have been classified as non-current.

Notes payable

       Notes payable consists primarily of unsecured short-term loans, primarily non-interest bearing demand notes. A loan of $30,000 is payable to an entity controlled by the Company's majority shareholder.

Advances and other

      Advances and other consists primarily of advances to suppliers and miscellaneous payables, primarily non-interest bearing.

Income Taxes

      The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (See Note 3).

Foreign currency translation

      During the periods presented, the Company had no significant foreign currency transaction gains or losses.

Revenue recognition

      The Company recognizes revenue upon delivery or pick up of natural gas. There is not a significant amount of credit transactions.

Fair Value of Financial Instruments

      Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1999. The Company considers the carrying value of such amounts in the consolidated financial statements to approximate their expected realization and interest rates, which approximate current market rates. During the periods presented and at December 31, 1999 the Company had no financial instruments.

                           Largo Vista Group, Ltd.
           Notes to Consolidated Financial Statements (continued)
                              December 31, 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Comprehensive Income <Loss>

       In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have any effect on the Company's financial position, as there was no difference between comprehensive loss and the net loss as reported.

Segment Disclosures

      In Fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way companies report information regarding operating segments in annual financial statements. The adoption of SFAS No. 131 required no additional disclosure for the Company as the Company operated in one principal business segment.

Reclassifications

       Certain   items  in  prior  period  financial  statements  have   been
reclassified to conform with 1999 classifications.


Note 2 - Basis of presentation and considerations related to continued existence (going concern)

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,198,488 and $1,019,626 for the years ended December 31, 1999, and 1998, respectively. Additionally, current liabilities exceed current assets by $4,186,297 at December 31, 1999. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

      The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

                           Largo Vista Group, Ltd.
           Notes to Consolidated Financial Statements (continued)
                              December 31, 1999

Note 3 - Income taxes

      The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

      As the Company has not generated taxable income since inception no provision for income taxes has been provided. At December 31, 1999, the Company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At December 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.






Note 4 - Chinese subsidiary

                  Kunming Xinmao Petrochemical
                Industrial Co., Ltd. ("Xinmao")
               (Stated in United States Dollars)
           Condensed Balance Sheet-December 31, 1999
                (Separate Financial Statements)


                             ASSETS

Current Assets
 Cash                                       $    15,234
 Inventories                                    163,782
 Prepaid expenses;
  advances to suppliers; other                   82,085
Total current assets                            261,101

Fixed assets
 Property and equipment                       1,099,280
 <Less> accumulated depreciation               <323,106>
Total fixed assets                              776,174

Other Assets
 Other receivable                                39,453
 Deferred expense                                32,094
 Other                                          163,389
Total other assets                              234,936
                                            $ 1,272,211
                                            -----------

         LIABILITIES AND SHAREHOLDERS' EQUITY <DEFICIT>
Current Liabilities
 Accounts payable                           $   617,538
 Accrued expenses                               319,279
 Taxes payable                                   68,355
 Notes payable                                1,750,148
 Advances and other                           1,471,987
Total current liabilities                     4,227,307
Shareholders' Equity <Deficit>               <2,955,096>
                                            $ 1,272,211
                                            -----------

                   Largo Vista Group, Ltd.
    Notes to Consolidated Financial Statements (continued)
                      December 31, 1999

Note 4 - Chinese subsidiary (continued)

                 Kunming Xinmao Petrochemical
                    Industrial  Co., Ltd.
              (Stated in United States Dollars)
              Condensed Statement of Operations
               (Separate Financial Statements)


                               Year Ended December 31,
                                  1999        1998
Revenue                       $ 1,616,961  $ 1,476,971
Cost of sales                   1,153,863    1,353,537
Gross profit                      463,098      123,434

Expenses
Writedown of receivables                -       53,849
Selling, general and
administrative expenses           471,644      451,922

<Loss> from operations             <8,546>    <382,337>

Interest <expense>               <220,271>    <198,652>
Other income                      148,092      141,229

NET <LOSS>                    $   <80,725> $  <439,760>
                              -----------  -----------

      The financial information in Note 4 has been prepared in Renminbi, the national currency of the People's Republic of China. Solely for the convenience of the reader, the financial statements have been translated into United States dollars at the rate of U.S. $1.00=RMB 8.28 quoted as of December 31, 1999. No representation is made that the Renminbi could have been, or could be, converted into United States dollars at that rate or at any other certain rate on December 31, 1999, or any other date.

     From inception (January 16, 1987) to date (February 29, 2000) the United States entities of the Company have had no significant assets, no revenues and no operations. During this period however, the United States entities have incurred significant losses.

      As of December 31, 1999 the Company owns 66.67% of Kunming Xinmao Petrochemical Industrial Co. Ltd.

      Beginning Retained Earnings (at December 31, 1997) of Kunming Xinmao Petrochemical Industrial Co. Ltd. included a loss carry-forward of approximately $2 million already on the books at the time the Company acquired Xinmao. This item was a carry over from the acquisition by Largo Vista Group, Ltd., and not a result of operations under the control of Largo Vista Group Ltd..

Note 5 - Litigation Contingencies

YONGHENG  (Everlasting) NEVADA INTERNATIONAL CO., LTD.,             Plaintiff
vs. CHAN MAU TAK, Defendant

Case HCA 14528/98

      The above matter was filed IN THE HIGH COURT OF THE HONG KONG SPECIAL ADMINISTRATION REGION, and is the Court of First Instance.

      This lawsuit was brought by Everlasting International, Ltd. ("EIL") against Chan Mao Tak ("CMD") for breach of the purchase agreement wherein EIL acquired the assets of the Xinmao Company from CMD.

     EIL is a wholly owned subsidiary of Largo Vista Group, Ltd.

      This lawsuit is brought on the basis that CMD made fraudulent representations concerning the assets of the Kunming Xinmao Petrochemical Co., Ltd. The court ordered an Interlocutory Judgment on 10/14/98 in favor of EIL for 1 million HK$ plus damages incurred plus interest @ 13.08% per annum.

      One million HK$ is the penalty provided in the Transfer Agreement. CMD has filed an appeal, based on failure of service of process. It is not likely that Xinmao has any liability in the matter since no complaint has been filed against it, however this is not certain.

      If EIL prevails, management anticipates recovery of the 1 million HK$ plus the value of the assets misrepresented in the Transfer Agreement. CMD owns and operates Panzhihur Petrochemical Industry Co., Ltd., a company with assets including an LPG depot. The resolution of this matter is uncertain.

Note 6 - Related Party Transactions

      The common shares issued by the Company for services, and related debt extinguishment, during 1999 and 1998 were issued primarily to the Company's directors, officers and shareholders.

        INDEPENDENT AUDITOR'S REPORT (Chinese Renminbi)

To the Shareholders and Board of Directors
Largo Vista Group, Ltd.

I have audited the accompanying consolidated balance sheet of Largo Vista Group, Ltd. as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity <deficit> and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Largo Vista Group, Ltd. as of December 31, 1999, and results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered significant recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Significant litigation uncertainties also exist as described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Beverly Hills, California
February 29,2000

                    Largo Vista Group, Ltd.
                   Consolidated Balance Sheet
                       December 31, 1999
           United States Dollars and Chinese Renminbi


                             ASSETS
                                           (US$)       (Chinese
                                                       Renminbi)
Current Assets
 Cash                                 $     16,379       135,618
 Inventories                               163,782     1,356,115
 Prepaid expenses and
  advances to suppliers                     80,562       667,053
Total current assets                       260,723     2,158,786
Fixed assets
 Property and equipment                  1,099,280     9,102,038
 <Less> accumulated depreciation          <323,106>  < 2,675,318>

Total fixed assets                         776,174     6,426,720

Other Assets
 Other receivable                           40,976       339,281
 Deferred expenses                          32,094       265,738
 Other                                     163,389     1,352,861
Total other assets                         236,459     1,957,880
                                      $  1,273,356    10,543,386
                                      ------------   -----------

         LIABILITIES AND SHAREHOLDERS' EQUITY <DEFICIT>
Current Liabilities
 Accounts payable                    $    707,960      5,861,909
 Accrued expenses                         356,779      2,954,130
 Taxes Payable                            120,803      1,000,249
 Notes Payable                          1,750,148     14,491,225
 Advances and Other                     1,511,330     12,513,812
Total current liabilities               4,447,020     36,821,325

Litigation contingencies   (Note 6)

Shareholders' Equity <Deficit>
 Common Stock, 400,000,000 shares
 authorized; .001 par value;
 212,382,555 shares issued and
 outstanding                             212,383      1,758,531
 Additional Paid-in Capital           10,996,991     91,055,085
 Retained earnings <deficit>         <14,383,038>  <119,091,555>
Total shareholders' equity <deficit>  <3,173,664>   <26,277,939>
                                    $  1,273,356     10,543,386
                                    ------------  -------------

  See accompanying notes to consolidated financial statements.

                    Largo Vista Group, Ltd.
             Consolidated Statements of Operations
                       (Chinese Renminbi)



                                      Year December 31,
                                      1999         1998
Revenue                             13,388,437   12,229,320
Cost of sales                        9,553,986   11,207,286

Gross profit <loss>                  3,834,451    1,022,034
Expenses:
General and administrative
and Other                          21,440,290    8,989,074


<Loss> From operations             <17,605,839>  <7,967,040>

Other income <expense>:
Interest <expense>                  <1,823,844>  <1,644,839>
Other income                         1,226,202    1,169,376
<Loss> before
 income taxes                      <18,203,481>  <8,442,503>

Income taxes                                 -            -

NET <LOSS>                         <18,203,481>  <8,442,503>

Basic <LOSS> per share of
  common stock                    $      <.09>  $      <.09>

Diluted <LOSS> per share of
  common stock                    $      <.09>  $      <.09>

Weighted average
 shares outstanding                201,733,334  181,565,237

  See accompanying notes to consolidated financial statements.

                    Largo Vista Group, Ltd.
             Consolidated Statements of Cash Flows
                       (Chinese Renminbi)



                                        Year December 31,
                                         1999        1998
Cash flows from <for>
 Operating activities:
Net <loss>                          <18,203,481>  <8,442,503>
Adjustments to reconcile
net<loss> to cash flows
<for> operating activities:
  Depreciation                          375,241      562,427
  Stock for services and debt        21,214,354    5,365,912
  Changes in assets and
  liabilities:
Inventories                             518,353    4,072,949
Accounts payable                     <1,525,375>  <3,151,393>
Accrued expenses                      1,322,846    3,744,912
Notes and taxes
payable and other                    <3,678,332>  <2,865,883>

Net cash flows <for>
 operating activities:                   23,606     <713,579>
Cash flows from
 investing activities:                        -            -
Cash flows from
  financing activities:

Increase <decrease> in cash              23,606     <713,579>
Cash at beginning of period             112,012      825,591
Cash at end of period                   135,618      112,012
                                   ------------  -----------
Supplemental cash
 flows information:

Cash paid for interest                        -            -
                                   ------------  -----------

Cash paid for taxes                           -            -
                                   ------------  -----------
Non-cash financing
  transactions:
  Shares for services
   and debt                          21,214,354    5,365,912
                                   ------------  -----------

  See accompanying notes to consolidated financial statements.

                           Largo Vista Group, Ltd.
    Consolidated Statements of Changes in Stockholders' Equity <Deficit>
                              Chinese Renminbi
                               (in thousands)

                                    Additional    Retained
                 Common   Stock      Paid-In      Earnings
                 Shares    Amount    Capital     <Deficit>    Total
Balance at
Dec. 31, 1997  179,923,963   1,489   64,744     <92,446>   <26,213>

Common shares
issued for
services and
debt
extinguishment
during the
year ended
Dec. 31, 1998    3,939,058      33    5,333           -      5,366

Net <loss>
for the year
ended
Dec. 31, 1998            -       -        -      <8,443>    <8,443>

Balance at
Dec. 31, 1998  183,863,021   1,522   70,077    <100,889>   <29,290>

Common shares
issued for
services and
debt
extinguishment
during the
year ended
Dec. 31, 1999   28,519,534     236   20,978           -     21,214

Net <loss>
for the year
ended Dec.
31, 1999                 -       -        -     <18,203>   <18,203>

Balance at
Dec. 31, 1999  212,382,555   1,758   91,055    <119,092>   <26,279>
               -----------  ------   ------  ----------  ---------

         See accompanying notes to consolidated financial statements.

                           Largo Vista Group, Ltd.
           Notes to Consolidated Financial Statements
                       December 31, 1999
                       (Chinese Renminbi)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and basis of consolidation

      The consolidated financial statements include the accounts of Largo Vista Group, Ltd. (the "Company"), a Nevada corporation, (date of incorporation was January 16, 1987) its wholly-owned subsidiary, Largo Vista, Inc., a California corporation, (date of incorporation was October 12, 1988) its wholly-owned subsidiary Everlasting International, Ltd., a Nevada Corporation, and Kunming Xinmao Petrochemical Industrial Co., Ltd., a Chinese entity (see Note 4). The Chinese entity operates a natural gas distribution business. The United States entities have no operations. Intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

      Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased. During the periods presented, and at December 31, 1999, the Company had no cash equivalents.

Provision for Bad Debt

     The financial statements are prepared using an allowance for bad debts in conformity with generally accepted accounting principles. At December 31, 1999 the Company had no significant provision for bad debts.

Loss per Share

      The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

                    Largo Vista Group, Ltd.
     Notes to Consolidated Financial Statements (continued)
                       December 31, 1999
                       (Chinese Renminbi)

Note 1 - Summary of Significant Accounting Policies (continued)


Valuation of shares for services

      Shares issued for services were valued based upon estimated fair market value of services. The policy for "valuation of shares" applies to transactions with both employees and non-employees. The policy is one of negotiation between the parties. In the case of non-employees, final value is approved by a majority of the Board of Directors; and, in the case of employees, final value is approved by a majority of the Board of Directors with the interested director abstaining. During the periods presented, United States management's compensation has primarily been in the form of issuance of shares by the company.

Inventory

     Inventory, valued at lower of cost of market, on the first-in, first-out basis consists primarily of liquid natural gas.

Property and equipment and depreciation

      Property and equipment consists of a building, storage tanks, railroad cars and miscellaneous equipment. All property and equipment is located in China. Depreciation is primarily by the straight line method over estimated useful lives, generally of approximately five to thirty years.

Impairment of Assets

      Long-lived assets used in operations are accessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows are less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

      The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by management for disposal are accounted for at the lower of amortized cost or fair value, less cost to sell.

Deferred Expenses

      Deferred expenses consist primarily of deposits including on telephone, utilities and office facilities.

                    Largo Vista Group, Ltd.
     Notes to Consolidated Financial Statements (continued)
                       December 31, 1999
                       (Chinese Renminbi)

Note 1 - Summary of Significant Accounting Policies (continued)

Other Assets

      Other assets consist primarily of slower moving inventory items, which have the appropriate fair market value, but to be conservative have been classified as non-current.

Notes payable

       Notes payable consists primarily of unsecured short-term loans, primarily non-interest bearing demand notes. A loan of $248,400 is payable to an entity controlled by the Company's majority shareholder.

Advances and other

      Advances and other consists primarily of advances to suppliers and miscellaneous payables, primarily non-interest bearing.

Income Taxes

      The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". (See Note 3).

Foreign currency translation

      During the periods presented, the Company had no significant foreign currency transaction gains or losses.

Revenue recognition

      The Company recognizes revenue upon delivery or pick up of natural gas. There is not a significant amount of credit transactions.

Fair Value of Financial Instruments

      Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet at December 31, 1999. The Company considers the carrying value of such amounts in the consolidated financial statements to approximate their expected realization and interest rates, which approximate current market rates. During the periods presented and at December 31, 1999 the Company had no financial instruments.

                    Largo Vista Group, Ltd.
     Notes to Consolidated Financial Statements (continued)
                       December 31, 1999
                       (Chinese Renminbi)

Note 1 - Summary of Significant Accounting Policies (continued)

Comprehensive Income <Loss>

       In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have any effect on the Company's financial position, as there was no difference between comprehensive loss and the net loss as reported.


Segment Disclosures

      In Fiscal 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way companies report information regarding operating segments in annual financial statements. The adoption of SFAS No. 131 required no additional disclosure for the Company as the Company operated in one principal business segment.

Reclassifications

       Certain   items  in  prior  period  financial  statements  have   been
reclassified to conform with 1999 classifications.


Note  2  -  Basis  of presentation and considerations related  to   continued
existence (going concern)

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of 18,203,481 and 8,442,503 for the years ended December 31, 1999, and 1998, respectively. Additionally, current liabilities exceed current assets by 34,662,539 at December 31, 1999. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.


Note  2  -  Basis  of presentation and considerations related  to   continued
existence (going concern)

      The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

                    Largo Vista Group, Ltd.
     Notes to Consolidated Financial Statements (continued)
                       December 31, 1999
                       (Chinese Renminbi)

Note 3 - Income taxes

      The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.


      As the Company has not generated taxable income since inception no provision for income taxes has been provided. At December 31, 1999, the Company did not have any significant tax net operating loss carryforwards (tax benefits resulting from losses for tax purposes have been fully reserved due to the uncertainty of a going concern). At December 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.

Note 4 - Chinese subsidiary

                  Kunming Xinmao Petrochemical
                Industrial Co., Ltd. ("Xinmao")
           Condensed Balance Sheet-December 31, 1999
                (Separate Financial Statements)


                             ASSETS

Current Assets
 Cash                                            126,138
 Inventories                                   1,356,115
 Prepaid expenses;
  advances to suppliers; other                   679,664
Total current assets                           2,161,917

Fixed assets
 Property and equipment                        9,102,038
 <Less> accumulated depreciation              <2,675,318>
Total fixed assets                             6,426,720

Other Assets
 Other receivable                                326,671
 Deferred expense                                265,738
 Other                                         1,352,861
Total other assets                             1,945,270
                                              10,533,907
                                            ------------

         LIABILITIES AND SHAREHOLDERS' EQUITY <DEFICIT>
Current Liabilities
 Accounts payable                              5,113,215
 Accrued expenses                              2,643,630
 Taxes payable                                   565,979
 Notes payable                                14,491,225
 Advances and other                           12,188,052
Total current liabilities                     35,002,101

Shareholders' Equity <Deficit>               <24,468,194>
                                              10,533,907
                                            ------------



                   Largo Vista Group, Ltd.
    Notes to Consolidated Financial Statements (continued)
                      December 31, 1999

Note 4 - Chinese subsidiary (continued)

                 Kunming Xinmao Petrochemical
                    Industrial  Co., Ltd.
                 (Stated in Chinese Renminbi)
              Condensed Statement of Operations
               (Separate Financial Statements)


                               Year Ended December 31,
                                  1999         1998
Revenue                        13,388,437   12,229,320
Cost of sales                   9,553,986   11,207,286
Gross profit                    3,834,451    1,022,034

Expenses
Writedown of receivables                -      445,870
Selling, general and
administrative expenses         3,905,212    3,741,914

<Loss> from operations            <70,761>  <3,165,750>

Interest <expense>             <1,823,844>  <1,644,839>
Other income                    1,226,202    1,169,376

NET <LOSS>                       <668,403>  <3,641,213>
                              -----------  -----------

      The financial information in Note 4 has been prepared in Renminbi, the national currency of the People's Republic of China. The conversion rate was U.S. $1.00=RMB 8.28 quoted as of December 31, 1999. No representation is made that the Renminbi could have been, or could be, converted into United States dollars at that rate or at any other certain rate on December 31, 1999, or any other date.

      >From inception (January 16, 1987) to date (February 29, 2000) the United States entities of the Company have had no significant assets, no revenues and no operations. During this period however, the United States entities have incurred significant losses.

      As of December 31, 1999 the Company owns 66.67% of Kunming Xinmao Petrochemical Industrial Co. Ltd.

      Beginning Retained Earnings (at December 31, 1997) of Kunming Xinmao Petrochemical Industrial Co. Ltd. included a loss carry-forward of approximately $2 million already on the books at the time the Company acquired Xinmao. This item was a carry over from the acquisition by Largo Vista Group, Ltd., and not a result of operations under the control of Largo Vista Group Ltd..

                    Largo Vista Group, Ltd.
     Notes to Consolidated Financial Statements (continued)
                       December 31, 1999
                       (Chinese Renminbi)

Note 5- Litigation Contingencies

YONGHENG  (Everlasting) NEVADA INTERNATIONAL CO., LTD.,             Plaintiff
vs. CHAN MAU TAK, Defendant

Case HCA 14528/98

      The above matter was filed IN THE HIGH COURT OF THE HONG KONG SPECIAL ADMINISTRATION REGION, and is the Court of First Instance.

      This lawsuit was brought by Everlasting International, Ltd. ("EIL") against Chan Mao Tak ("CMD") for breach of the purchase agreement wherein EIL acquired the assets of the Xinmao Company from CMD.

     EIL is a wholly owned subsidiary of Largo Vista Group, Ltd.

      This lawsuit is brought on the basis that CMD made fraudulent representations concerning the assets of the Kunming Xinmao Petrochemical Co., Ltd. The court ordered an Interlocutory Judgment on 10/14/98 in favor of EIL for 1 million HK$ plus damages incurred plus interest @ 13.08% per annum.

      One million HK$ is the penalty provided in the Transfer Agreement. CMD has filed an appeal, based on failure of service of process. It is not likely that Xinmao has any liability in the matter since no complaint has been filed against it, however this is not certain.

      If EIL prevails, management anticipates recovery of the 1 million HK$ plus the value of the assets misrepresented in the Transfer Agreement. CMD owns and operates Panzhihur Petrochemical Industry Co., Ltd., a company with assets including an LPG depot. The resolution of this matter is uncertain.

Note 6 - Related Party Transactions

      The common shares issued by the Company for services, and related debt extinguishment, during 1999 and 1998 were issued primarily to the Company's directors, officers and shareholders.

Item 14.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

No Change in accounting or in accountants in the last 3 years.

Item 15.     FINANCIAL STATEMENTS AND EXHIBITS


(a)  Financial Statements

Report of Independent Certified Public Accountants 12/31/98

Consolidated Financial Statements 12/31/98, U.S. Dollars.

Consolidated Financial Statements 12/31/98, Renminbi.

Notes to Consolidated Financial Statements 12/31/98

Consolidated Financial Statements 9/30/99, U.S. Dollars.

Consolidated Financial Statements 9/30/99, Renminbi.

Notes to Consolidated Financial Statements 9/30/99

 (b)  Exhibits Required by Item 601 of Regulation SK

3(i) Articles of Incorporation of Largo Vista Group, Limited
3(ii) Bylaws of Largo Vista Group, Limited
3 (iii) Articles of Incorporation of Largo Vista Inc.
3 (iv) Bylaws of Largo Vista Inc.
3. (v) Articles of Incorporation of Everlasting International Limited 3 (vi) Bylaws of Everlasting International Limited

4. Instruments defining rights of security holders, including indentures.

None.


9.   Voting Trust Agreement

None


10   Material Contracts

No material contracts since the last filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                        Title                    Date



Acting President/ CEO     /s/Daniel J. Mendez          January 13, 2000
                             Daniel J. Mendez

Acting Secretary/Treasurer/s/Albert N. Figueroa        January 13, 2000
                             Albert N. Figueroa

Director                 /s/ Deng Shan                 January 13, 2000
Deng Shan

The following are added to Form 10-KSB


None