Form 10QSB
period 2000-03-31
LARGO VISTA GROUP LTD
filed 2000-05-22
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-QSB

(Mark One)

     [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-30426

                    LARGO VISTA GROUP, LTD.

(Exact name of small business issuer as specified in its charter)


Nevada                                              76-0434540
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

           4570 Campus Drive, Newport Beach, CA 92660

            (Address of principal executive offices)

                       949  252-2180
                  (Issuer's telephone number)


                             Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Check  whether the issuer (1) filed all reports required to be  filed  by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X             No

As of March 31, 2000, the Company had 212,855,555 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                               Yes               No  X

                                    INDEX


   PART I      FINANCIAL INFORMATION

      Item 1.  Financial Statements                               Page

         Condensed Balance Sheet at March 31, 2000 (unaudited)             3

         Condensed Statements of Operations for the three Months
            Ended March 31, 2000 and March 31, 1999 (unaudited)            4

         Condensed Statements of Cash Flows for the three Months
            Ended March 31, 2000 and March 31, 1999 (unaudited)            5

         Notes to Condensed Financial Statements (unaudited)               6

   Item 2.  Management's Discussion and Analysis or Plan of Operation      7

   PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                              8

   Item 2.  Changes in Securities                                          8

   Item 3.  Defaults Upon Senior Securities                                8

   Item 4.  Submission of Matters to a Vote of Security Holders            8

   Item 5.  Other Information                                              8

   Item 6.  Exhibits and Reports on Form 8-K                               8

   Signatures                                                              9

                   LARGO VISTA GROUP, LTD. and SUBSIDIARIES
                    Condensed Consolidated Balance Sheet
                                 (Unaudited)
                                                             March 31,
                                                                2000
                       ASSETS
Current assets:
   Cash                                                         $53,505
   Accounts receivable
                                                                 42,145
   Inventories                                                  229,369
   Other                                                          4,172
                                                             ----------
      Total current assets                                      329,191

Property and equipment                                          907,130

Other                                                            29,943
                                                             ----------
                                                            $ 1,266,264
                                                             ==========

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Notes payable to banks                                   $ 1,727,366
   Accrued interest                                             285,829
   Accounts payable                                             539,384
   Accrued expenses                                             303,651
   Deferred revenue                                           1,062,641
   Due to affiliates                                            666,238
                                                             ----------
      Total current liabilities                               4,585,109
                                                             ----------

Commitments and contingencies                                         -

Shareholders' deficit
   Common stock                                                 212,856

   Additional paid-in capital                                10,911,872

   Accumulated deficit                                      (14,443,573)
                                                             ----------
      Total shareholders' deficit                            (3,318,845)
                                                             ----------

                                                             $1,266,264
                                                             ==========

                  LARGO VISTA GROUP, LTD and SUBSIDIARIES
              Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                                    Three months ended March
                                                               31,
                                                        2000         1999

Sales                                               $   734,840   $  315,121
Cost of sales                                           646,494      197,856
                                                    -----------  -----------
Gross profit                                             88,346      117,265

Selling, general and administrative expenses            439,271      316,857
                                                    -----------  -----------
Loss from operations                                  (350,925)    (199,592)
Interest expense                                       (34,756)     (39,490)
                                                     ----------   ----------
Net loss                                            $ (385,681)  $ (239,082)
                                                     ==========   ==========
Basic and diluted net loss per share                  $ (0.002)   $  (0.001)
                                                      =========   ==========
Basic and diluted weighted average
    common shares                                   212,630,477  183,863,021
                                                    ===========  ===========

                LARGO VISTA GROUP, LTD. and SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                 Three months ended March 31,
                                                       2000         1999
Cash flows from operating activities:
   Net loss                                         $(385,681)   $ (239,082)
   Adjustments to reconcile net  loss to net
     cash (used) provided by operating
activities:
    Depreciation and amortization                       32,434        29,581
    Common stock issued for services                     8,000             -
  Changes in assets and liabilities:
   Accounts receivable                                 (1,169)             -
   Inventories                                        (65,586)      (35,364)
   Other                                                 6,125        20,781
   Accounts payable                                   (96,159)        10,820
   Accrued expenses                                     80,810       207,489
   Accrued interest                                     31,089        38,105
   Deferred revenue                                      1,316        22,389
                                                    ----------    ----------
    Net cash (used) provided by operating
activities                                           (388,821)        54,719
                                                    ----------    ----------
Cash flows from investing activities:                        -             -
                                                    ----------    ----------
Cash flows from financing activities:
    Increase in notes payable                          158,393             -
    Increase (decrease) in due to affiliates            35,056      (45,313)
    Common stock issued for cash                       232,500             -
                                                    ----------    ----------
    Net cash provided (used) by financing
activities                                             425,949      (45,313)
                                                    ----------    ----------
Net increase in cash                                    37,128         9,406

Cash, beginning of period                               16,377        13,528
                                                    ----------    ----------
Cash, end of period                                    $53,505      $ 22,934
                                                    ==========     =========

               LARGO VISTA GROUP, LTD. and SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                               March 31, 2000
                                 (Unaudited)

   1. Nature of operations and basis of consolidation

   The accompanying condensed consolidated financial statements include the accounts of Largo Vista Group, Ltd., a Nevada corporation, its wholly-owned subsidiary, Largo Vista, Inc., a California corporation, its wholly-owned subsidiary Everlasting International, Ltd., a Nevada corporation
   and   Kunming  Xinmao  Petrochemical  Industrial  Co.,  Ltd.,  ("Xinmao") a
   Chinese entity (66.67% owned by Everlasting International, Ltd. and  33.33%
   by  a  Chinese government entity), (collectively, the "Company").   Xinmao
   operates   a  natural  gas  (LPG)  distribution  business.  All  operating revenues and expenses are generated by Xinmao.  The parent company  incurs
   general  and  administrative expenses overseeing Xinmao's operations   and
   complying   with   applicable   reporting  functions.    All   significant
   intercompany   transactions  and  balances   have   been   eliminated   in
   consolidation.   All  amounts  in these condensed  consolidated  financial
   statements and notes thereto are stated in United States dollars.

   2. Interim periods

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all necessary adjustments (consisting of normal recurring adjustments) for a fair presentation have been included.
   Operating results for the three months ended March 31, 2000, are not necessarily indicative of results for any future period. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-KSB .

   3. Issuance of common stock

   During the first quarter of 2000, the Company sold 465,000 shares of its common stock for $232,500 cash.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations (Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999)

   Revenues for the first quarter of 2000 increased 133% over the first quarter of 1999 while gross profit decreased from 37% to 12%. This mixed pattern reflects our success in meeting the rapidly increasing consumer demands in a highly price sensitive environment. We are striving to continue enhancing our market penetration without further margin erosion. Our general and administrative expenses increased by $122,000 or 39%. This increase reflects our expenditures related to the joint venture entered into during the latter part of 1999, whose purpose is to expand our markets to the Middle East as well as greater parts of China and its neighbors.

   Liquidity and Capital Resources

   As of March 31, 2000 cash balances remain limited and the Company's liabilities exceed its assets by over $ 3.3 million.. The Company has funded its losses through the issuance of its common stock and from borrowings from its Chinese banks. The Company intends to continue raising capital through sales of its common stock until such time as its operations will become profitable. However, there can be no assurance management will be successful in these endeavors.

                         PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings

        There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

   Item 2.  Changes in Securities

         None.

   Item 3.  Defaults Upon Senior Securities

         None.

   Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to the security holders for a vote.

   Item 5.  Other Information

        There is no other information deemed material by management for disclosure herein.

   Item 6.  Exhibits and Reports on Form 8-K

         None.

                                 SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LARGO VISTA GROUP, LTD. AND SUBSIDIARIES

                                                       By:  /s/ Daniel Mendez
                                                               Daniel Mendez,
                                                      Chief Executive Officer
                                                 and Chief Accounting Officer
Dated: May 22, 2000