Form 10KSB/A
period 1999-12-31
LARGO VISTA GROUP LTD
filed 2000-06-27
CIK 915471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1999
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ________________ to ________________


Commission file number :  0-30426
                          -------

                            LARGO VISTA GROUP, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                   76-0434540
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               4570 Campus Drive, Newport Beach, California 92660
--------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (949) 252-2180
                                                     --------------

Securities registered pursuant to Section 12 (b) of the Act: None
                                                             ----

          Securities registered pursuant to Section 12 (g) of the Act:

                                  COMMON STOCK
                                  ------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as latest practicable date:

                                               Number of Shares Outstanding
       Class
--------------------------------------------------------------------------------
    Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCES

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

         None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]   No [X]

Item 1.   DESCRIPTION OF BUSINESS

A.  INTRODUCTION

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

On December 26, 1996, Largo Vista acquired 100% of Everlasting International Ltd. ("Everlasting"), a Nevada Corporation, which owns a 66.67% interest in Kunming Xinmao Petrochemical Industry Co., Ltd. ("Xinmao"), mentioned above. Everlasting acquired this asset from Proton Technology Corporation Limited, a Bahamas Corporation ("Proton"), in which Mr. Deng Shan, a director and principal shareholder of Largo Vista, is the principal shareholder.

Since Largo Vista had no substantive operations as of the date it acquired Everlasting, the transaction between Everlasting and Largo Vista represents a re-capitalization/reverse merger that resulted in no change in the basis of Everlasting's accounts. The book value of Xinmao's net assets did not differ materially from their fair market value in November 1995, in that there were no material transactions during that period, other than those occurring in the normal course of business. Since there was no significant difference between the book value and fair market value of the net assets acquired, no goodwill has been recorded. Minority interest is not shown on the balance sheet or statement of operations since the minority interest has no obligation to make good on any losses Xinmao incurs.

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

On October 12, 1999, Largo Vista entered into a joint venture agreement with the United Arab Petroleum Corporation ("UAPC"), named Largo Vista/UAPC Partners, wherein Largo Vista shall hold 51% of the assets and liabilities, and shall share 51% of the income and expenses of the JV; and, UAPC 49%. The purpose of the JV is to combine the resources and talents of each party to develop a market for the sale of petrochemical products to be supplied by middle-east sources, and principally Dubai. The JV plans to sell petroleum products to customers in China, Vietnam and other countries throughout the Pacific Rim.

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

                         LVG
                    Largo Vista Group, Ltd.
                    Owns 100 % EIL
                    Owns 100 % LVI


               Subsidiaries Joint Ventures



EIL                      LVI                      Joint Venture
Everlasting                   Largo Vista         "Largo Vista/UAPC Partners"
International            Inc.
Ltd.                     No Operations  LVG owns 51%
Owns 66.67 %             Presently      UAPC owns 49%
Of "Xinmao"



   To                                             to

"Xinmao"                                Joint Venture
Kunming Xinmao Petrochemical                 "Largo Vista Group, Ltd."
Industru Co. Ltd., a                         (Limited Liability Company)
Chinese Joint Venture                        Dubai
JV Partners:                            Al Shaibani owns 51%
"Everlasting" - 66.67 %
Government Partner - 33.33 %                 LV/UAPC Partners = 49 %
                                        Lvg owns 25 %
                                        UAPC owns 24 %

LARGO VISTA GROUP, LTD.



EVERLASTING INTERNATIONAL, LTD.
(100% Owned Subsidiary of Largo Vista holding a)



66.67% Interest in the


Joint Venture
KUNMING XINMAO PETROCHEMICAL INDUSTRY CO., LTD.
(in which a)

33.33% Interest


is held by KUNMING FUEL GENERAL CO.
(Chinese Government Joint Venture Partner)





  B.   BUSINESS

The Company operates in one industry segment, the purchasing and reselling of LPG in Yunnan Province of South China.

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

3.5 million Yuan (RMB) for the first 3 years;
1.5 million Yuan (RMB) per year for the 4th and 5th years;
500,000 Yuan (RMB) per year from the 6th through the 10th years

The Company negotiated this agreement to provide flexibility and encourage future investment and expansion by precluding the payment of large a sum of money to the Government Partner. To date, the Government Partner has been paid 4.1mm RMB, and the balance due is 3.4mm RMB. No payment has been made since January 24, 1998 due to several factors. Since the government partner has recovered more than its initial capital contribution, it has not urged Xinmao to make up past due payments due to the difficulties Xinmao has faced during 1997 and 1998 including record high LPG prices and a chaotic and unstable developing market. This liability has been accrued on the books of Xinmao.

The Government Partner has indicated a willingness to sell to Largo Vista an additional 28.33% which would result in Largo Vista owning 95% and the Chinese partner owning 5% of the joint venture. Largo Vista had negotiated in July and August of 1998, an agreement with the Chinese Partner in the Xinmao Joint Venture, to acquire an additional 28.33% interest in the Joint Venture for a cash purchase of 5mm RMB. Unfortunately, Largo Vista was unable to raise sufficient funds to complete this acquisition at that time. As a result, as of this date, Largo Vista continues to own 66.67% interest in Xinmao. There is currently no binding contract or option in place to acquire a further interest in Xinmao.


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


3.  The Product

As of December 30, 1998, according to information published by the Yunnan Gas Association, in Yunnan Province there are approximately 1,000,000 households using some form of gas utility (town gas, natural gas and LPG). About 65% or 650,000 households use LPG, and the number is increasing. Approximately 160,000 household users reside in Kunming; and, there are 30,000 pipeline household users, 60% of which are within Kunming City, with the balance residing in smaller cities within the Province. The metropolitan population in Yunnan is 5.9 million with 3.2 million using gas (1 household equates to 3.2 people) as a utility - a city gasification rate of 54.2%. This rate increased by 7% over 1997, but still lags the national average by 20%. LPG use accounts for about 65% of this total.

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

Item 2.  FINANCIAL INFORMATION

Management's Discussion and Analysis of Financial Condition and Results of Operation

The following table contains selected financial data for the periods presented for the Company. The data should be read in conjunction with the more detailed audited statements for such years presented elsewhere herein.

                               1999          1998 - RESTATED

Revenues                    $1,765,124         $1,618,200
Cost of Sales               $1,153,910         $1,353,537
Margin                      $  611,214         $  264,663
S,G&A                       $2,661,416         $  760,491
Operating (Loss)           ($2,050,202)       ($  495,828)
NET (LOSS)                 ($2,198,488)       ($  694,480)


1. Revenues and expenses are generated from the Company' s Chinese subsidiary, Kunming Xinmao Petrochemical Industrial Co., Ltd. ("Xinmao"). The United States entities produce no revenues, and experience expenses in conjunction with management oversight of the Chinese entity, legal, accounting and other professional services.

Revenues for 1999 increased $147,000, (9.1%) over 1998. This increase reflects the Company's curtailment of sales activity in high volume, low to negative margin market segments, and focus on higher margin retail business. Price pressures continue to negatively affect sales volume and profitability in the retail residential market segment. The market is still developing and reflects rapidly increasing consumer demand, low cost of goods and some over supply of product placing downward pressure on prices, and one that requires capital investment to improve delivery systems to consumers. The Company anticipates increases in revenue from expanded marketing efforts, price increases, expansion into other lines of business, and mergers and acquisitions.

Cost of sales for 1999 decreased $200,000 (14.7%) from 1998. Improvements are due to cost containment procedures, and the Company anticipates greater improvements going forward by further implementing cost containment procedures and obtaining LPG at lower prices.

Margins for 1999 of 34.6% increased from 16.4% in 1998. The increase reflects focus of sales activity on more profitable market segments, implementation of cost reduction efforts, and improved management techniques. The Company anticipates improving the margin going forward by continuing to focus sales efforts on more profitable market segments, and implementing additional measures to reduce cost of goods.

Selling, general and administrative expenses for 1999 increased $1,901,000 or 250% over 1998. The Company issued a substantial amount of stock to its officers for compensation, including salaries and bonuses.

Net losses for 1999 increased $1,504,000 over 1998 primarily due to the increase in SG&A expenses.

2.  Liquidity and Capital Resources

Historically, the Company has been able to obtain funds as necessary to pursue operations. However, neither Largo Vista nor Xinmao have written letters of commitment from either commercial or private sources of credit. The Company has continually experienced significant operating losses and there is no internal source of liquidity. The primary source of external liquidity has been loans from Chinese state-owned banks. However, since Chinese banking authorities are tightening credit, it is uncertain whether Xinmao will continue to receive such loans. The availability, source, amount and terms of any additional financing is uncertain at this date, and by no means assured.


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

Item 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of March 31, 2000, of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by officers and directors of the Company as a group.


                                  Beneficial      Percentage
Name and Address                   Ownership      of Class

Daniel Mendez                      21,742,462      10.21%
4570 Campus Drive
Newport Beach, CA 92660*

Albert Figueroa                     6,023,654       2.83%

Deng Shan (1)                      86,973,559      40.83%

All current directors and
officers as a group (3 persons)   114,739,675      53.86%

- (1) Mr. Deng Shan owns 1,095,896 (.51%) shares personally, and 85,877,663 (40.31%) shares through his majority owned corporation, Proton Technology Corporation Limited.

*This address applies to all persons listed.

Item 5.   DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and positions of the directors and executive officers of the Company as of March 31, 2000, are as follows:

Name                Age       Position                     Since

Daniel J. Mendez    47        President and a Director             4/94
Albert N. Figueroa  33        Secretary/Treasurer, and             5/95
"                "            a Director
Deng Shan           49        Director                             1/99
"       "                     Chairman of the Board of Directors   4/99


The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Daniel J. Mendez, President, is responsible for investor relations, coordination of information with market makers and brokers and potential partners, coordination of all agreements, corporate financing, and liaison with Chinese operations. Mr. Mendez joined the Company in October of 1991 as a marketing coordinator. In April 1994 he became President and a Director.

Albert N. Figueroa, Secretary and Treasurer, is the gatekeeper of all corporate documents and information, maintains the minute book and all corporate records and agreements, keeps the books, liaisons with all outside service providers, and generally coordinates the flow of information within the company and with the Chinese operations. Mr. Figueroa was formerly involved in the construction industry as an estimator.

Deng Shan, Chairman of the Board of Directors, is well versed in the business practices of China. Early in his career Mr. Deng was a lecturer in Wuhan Chemical Engineering School. Later he advanced to associate professor at Huazhong University of Science and Technology. In 1989, Mr. Deng became the Director, Science and Technology Commission, Nanshan District Government, China. Since 1994, Mr. Deng has been appointed as Chief Executive Officer/Chairman of the Board of four commercial companies. In 1996, Mr. Deng acquired Kunming Xinmao Petrochemical Industrial Co., Ltd. Mr. Deng has established strategic networks in both business and government arenas.

Item 6.     EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the last three years to its three executive officers.

                         Summary Compensation Table
                              Long-Term Compensation
          Annual Compensation           Awards         Payouts
(a)         (b)     (c)   (d)     (e)       (f)          (g)       (h)   (I)

                               Other              Secur
Name                           Annual Restricted  ities    All Other
And                            Compen-  Stock     Underlying LTIP    Compen-
Principal      Salary    Bonus  sation   Award(s) Options/   payouts  sation
Position   Year     ($)   ($)    ($)       ($)         (SARs (#)   ($)   ($)
Daniel    1997 220,000    0       0          0             0         0     0
Mendez    1998 220,000    0       0          0             0         0     0
President 1999 150,000  661,618   0          0             0         0     0


Albert    1997 100,000    0       0          0             0         0     0
Figueroa  1998 100,000    0       0          0             0         0     0
Secretary/1999 100,000  275,034   0          0             0         0     0
Treasurer

Deng Shan 1997 100,000    0       0          0             0         0     0
Chairman  1998 100,000    0       0          0             0         0     0
          1999 100,000  261,827   0          0             0         0     0

- -(1) The officers listed above were paid all their salary and bonus compensation by the issuance of unregistered common stock valued at market, generally determined by the low bid quotation. See Item 10.

- -(2) Daniel J. Mendez, President, serves under annual employment contract renewed effective January 1, 2000 at annual compensation of $120,000 per year payable $10,000 per month. It may be terminated upon 30 days written notice of either party, and has a provision for change in ownership or control of 30 days severance at the monthly salary set forth above.

- -(3) Albert N. Figueroa, Secretary/Treasurer, serves under annual employment contract renewed effective January 1, 2000 at annual compensation of $60,000 per year payable $5,000 per month. It may be terminated upon 30 days written notice of either party, and has a provision for change in ownership or control of 30 days severance at the monthly salary set forth above.

- -(4) Deng Shan, Consultant, serves under annual Agreement for Services renewed effective January 1, 2000 at annual compensation of $100,000 per year payable $8,333 per month. It may be terminated upon 30 days written notice of either party, and has no protective provision for change in ownership or control except for 30 days severance at the monthly compensation set forth above.

- -(5) The above officers, comprising the Company's Board of Directors, receive no additional compensation for serving as directors.

Item 7.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The common shares issued by the Company for compensation, services and repayment of cash advances during 1999 and 1998 were issued primarily to the Company's directors and shareholders.

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

Item 8.     LEGAL PROCEEDINGS

Various lawsuits, claims and proceedings of a nature considered normal to its
business  are  pending  against the Company and its subsidiaries.   The  most
significant of these are described below.


Everlasting, Plaintiff vs. CHAN MAU TAK ("CMD"), Defendant

This lawsuit was brought by Everlasting against CMD for breach of the purchase agreement wherein Everlasting acquired the assets of Xinmao from CMD. The basis of the case is that CMD made fraudulent representations concerning the assets of Xinmao at the time of purchase. The court ordered an Interlocutory Judgment on October 14, 1998 in favor of Everlasting for 1 million HK$ (approximately US$127,000) plus damages incurred plus interest @ 13.08% per annum. CMD has filed an appeal, based on failure of service of process.

The Company anticipates that the ultimate resolution of this matter will have no material adverse effect on the accompanying consolidated financial statements

Claimant, Panzhihua vs. Xinmao

In late 1997 the Claimant, an equipment supplier, and Xinmao began experiencing disagreement on several matters concerning specifications, terms and delivery times of various equipment orders. In January 1998 Panzhihua filed a breach of contract action against Xinmao and in March 1998 obtained a $452,000 judgment. Subsequently, the Claimant agreed to repossess various equipment with an aggregate book value of $279,719 in full satisfaction of both the judgment and $167,169, representing all unpaid and accrued balances owed to Panzhihua for transactions in the ordinary course of business that occurred prior to December 31, 1997 and that were not related to the judgment against the company or its settlement. Accordingly, the balance of $112,550 was charged to operations in fiscal 1998, and included in SG&A expense.

Item 9. MARKET PRICE AND DIVIDENDS ON REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

From 1994 to January 20, 2000 the Company's common stock traded on the OTC BB and since January 21, 2000, it trades on the OTC Market under the symbol "LGOV".

The closing quotations on March 31, 2000 were $1.03125 bid and $1.0625 ask.

Set forth below is the high and low bid information for the Company's Common Stock for each full quarterly period within the two most recent fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                         High            Low

4th  Quarter 1999              $3.875          $.085
3rd  Quarter 1999              $0.14           $.08
2nd  Quarter 1999              $0.11           $.09
1st  Quarter 1999              $0.17           $.09

4th  Quarter 1998              $0.29           $.08
3rd  Quarter 1998              $0.34           $.15
2nd  Quarter 1998              $0.74           $.13
1st  Quarter 1998              $0.19           $.07

At March 31, 2000, the Company had approximately 559 Shareholders of record.

The Company has not paid a dividend since its incorporation and does not anticipate paying dividends in the near future.

Item 10.     RECENT SALES OF UNREGISTERED SECURITIES

The Company issued unregistered shares of its common stock from January 1, 1997 to December 31, 1999 as follows.


Fiscal 1997, a total of 2,995,194 shares of common stock valued at $273,312, as follows.

Issued to officers as compensation:

               Number of                                    Amount
1997           Common Shares   Name of Persons to             of
Dates          Issued          Whom Issued              Consideration

Oct. 21      1,861,027         Daniel Mendez                $157,258
Oct. 21        687,379         Albert Figueroa                58,054
             2,548,406                                      $215,312


Issued to shareholders for repayment of cash advances:

               Number of                                 Amount
1997           Common Shares    Name of Persons to         of
Dates          Issued           Whom Issued           Consideration

Oct. 21        391,788          John Prentice            $51,000
Oct. 21         55,000          William Vauthrin           7,000
               446,788                                   $58,000



Fiscal 1998, a total of 3,939,058 shares of common stock valued at $322,911, as follows.


Issued to officers as compensation:

               Number of                                      Amount
1998           Common Shares       Name of Persons to           of
Dates          Issued              Whom Issued             Consideration

Feb5/Oct26     2,593,489           Daniel Mendez              $201,993
Feb5/Oct26       795,569           Albert Figueroa             $65,918
               3,389,058                                      $267,911


Issued to service providers in settlement of claims:

              Number of                                    Amount
1998          Common Shares      Name of Persons to          of
Dates         Issued             Whom Issued            Consideration

Oct. 26         350,000          Danilo Cacciamatta        $35,000
Oct. 26         200,000          Equitrade                 $20,000
                550,000                                    $55,000

Fiscal 1999, a total of 28,519,534 shares of common stock valued at $2,562,120, as follows.

Issued to officers as compensation:

                       Number of                                    Amount
1999                 Common Shares      Name of Persons to            of
Dates                  Issued              Whom Issued          Consideration

Jun21/Sep16/Nov16     9,860,482         Daniel Mendez            $ 892,367
Jun21/Sep16/Nov16     4,974,736         Albert Figueroa            451,062
Jun21/Sep16/Nov16     4,252,477         Deng Shan                  385,665
Jun21/Sep16/Nov16     1,957,356         Proton Technology
                                        Corp. (1)                  176,162
                     21,045,051                                 $1,905,256

  (1)  A corporation controlled by Deng Shan


Issued to key service providers for past services:

                     Number of                                   Amount
1999               Common Shares      Name of Persons to            of
Dates                  Issued            Whom Issued          Consideration

Jun21/Sep16/Nov16     2,188,472         Bernard Kruer          $ 198,660
Jun21/Sep16/Nov16     1,233,788         Gymar, Inc.              112,173
July 20                 100,000         Craig Saunar               8,531
July 20/Nov16           110,000         Fred Smith                11,500
Nov. 16                  20,000         Todd Ream                  2,000
                      3,652,260                                $ 332,864


Issued for cash:

                 Number of                                     Amount
1999           Common Shares     Name of Persons to               of
Dates              Issued           Whom Issued             Consideration

Sept.23           700,000          Seifer, D & C             $  35,000


Issued to officers and shareholders for repayment of cash advances:

                 Number of                                       Amount
1999           Common Shares      Name of Persons to               of
Dates              Issued            Whom Issued             Consideration

Sept. 16         1,277,778         Daniel Mendez              $ 115,000
Sept. 16           166,667         Albert Figueroa               15,000
Sept. 16           777,778         Deng Shan                     70,000
Sept. 16           100,000         John Prentice                  9,000
Nov.  16           800,000         Wan Lin                       80,000
                 3,122,223                                     $289,000


All stock issuances were conducted pursuant to section 4(2) under the 1933 Act without the involvement of underwriters. Stock issuances, other than for cash, were valued at market, generally determined by the low bid quotation.

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

Item 13.     FINANCIAL STATEMENTS

            Index to Financial Statements


Report of Independent Certified Public Accountant

Consolidated Balance Sheet at December 31, 1999

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
Largo Vista Group, Ltd.

I have audited the accompanying consolidated balance sheet of Largo Vista Group, Ltd. as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Largo Vista Group, Ltd. as of December 31, 1999, and results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has significant operating recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 11, the Company restated the consolidated financial statements referred to above.


                      /s/ Jaak (Jack) Olesk, CPA


Beverly Hills, California
June 26, 2000

                           Largo Vista Group, Ltd.
                         Consolidated Balance Sheet
                              December 31, 1999

                                   ASSETS
                                                                  RESTATED

Current assets
   Cash                                                               $16,379
   Inventories                                                        163,782
   Prepaid expenses and
     advances to suppliers                                             80,562
     Total current assets                                             260,723

Property and equipment, at cost                                     1,262,669
Less accumulated depreciation                                       (323,106)
   Net property and equipment                                         939,563

Other assets                                                           73,070

                                                                   $1,273,356


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Notes payable to banks                                       $   1,750,148
   Accrued interest                                                   250,116
   Accounts payable                                                   707,960
   Accrued expenses                                                   227,466
   Deferred revenue                                                 1,061,359
   Due to affiliates                                                  449,971
     Total current liabilities                                      4,447,020

Commitments and contingencies                                               -

Shareholders' Deficit
   and outstanding                                                    212,383
   Additional paid-in capital                                      10,671,845
   Accumulated deficit                                           (14,061,592)
   Accumulated other comprehensive income:
     Foreign currency translation adjustment                            3,700
     Total shareholders' deficit                                  (3,173,664)

                                                                $   1,273,356


See accompanying notes to consolidated financial statements.

                             Largo Vista Group, Ltd.
          Consolidated Statements of Operations and Comprehensive Loss

                                           Year ended December 31,
                                            1999             1998
                                                           RESTATED

Net sales                                $1,765,124       $1,618,200
Cost of sales                                              1,353,537
                                          1,153,910
   Gross profit                                              264,663
                                            611,214

Selling, general and administrative
expenses                                  2,661,416          760,491

Loss from operations                                       (495,828)
                                        (2,050,202)
Interest expense                                           (198,652)
                                          (148,286)

   Net loss                             (2,198,488)        (694,480)

Other comprehensive gain / loss:
  Foreign currency                                                  -
translation adjustment                            -

Comprehensive loss                     $(2,198,488)       $(694,480)

Basic and diluted net loss per share        $(0.01)          $(0.00)

Basic and diluted weighted average
   common shares                        192,652,800     181,565,237





  See accompanying notes to consolidated financial statements.

                           Largo Vista Group, Ltd.
    Consolidated Statements of Changes in Stockholders'Deficit - RESTATED
               For the Years Ended December 31, 1999 and 1998


            Common stock      Additional   Accumulated   Foreign      Total
           Shares  Amount       Paid-in      Deficit     Currency Shareholders
                                Capital                 Translati    Deficit
                                                            on
                                                        Adjustmen
Balance
at
Decembe  179,923,963 $179,924  $7,819,273 $(11,168,624)    $3,700 $(3,165,727)
r 31,
1997
Common
shares
issued
for        3,389,058    3,389     264,522             -         -      267,911
compens
ation
Common
shares
issued
for          550,000      550      54,450             -         -       55,000
claims
Foreign
currenc
y
transla            -        -           -             -         -            -
tion
adjustm
ent
Net                -        -           -     (694,480)         -    (694,480)
loss
Balance
at
Decembe  183,863,021  183,863   8,138,245  (11,863,104)     3,700  (3,537,296)
r 31,
1998
Common
shares
issued
for:
Compens   21,045,051   21,045   1,884,211             -         -    1,905,256
ation
Service    3,652,260    3,653     329,211             -         -      332,864
s
Cash         700,000      700      34,300             -         -       35,000
Repayme
nt of
cash       3,122,223    3,122     285,878             -         -      289,000
advance
s
Foreign
currenc
y
transla            -        -           -             -         -            -
tion
adjustm
ent
Net                -        -           -   (2,198,488)         -  (2,198,488)
loss
Balance
at
Decembe  212,382,555 $212,383 $10,671,845 $(14,061,592)    $3,700 $(3,173,664)
r 31,
1999

     See accompanying notes to consolidated financial statements.

                           Largo Vista Group, Ltd.
                    Consolidated Statements of Cash Flows


                                                  Year ended December 31,
                                                    1999           1998
                                                                 RESTATED
Cash flows from operating activities:
Net loss                                         $(2,198,488)     $(694,480)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                          45,319         67,926
Loss on disposal of assets                             62,567              -
Equipment conveyed in satisfaction
of judgment                                                 -        112,550
Common stock issued for services                      332,864              -
Common stock issued for compensation                1,905,256        267,911
Changes in assets and liabilities:
Inventories                                            62,603        491,902
Prepaid and other assets                             (27,423)         83,190
Accounts payable                                    (184,224)      (380,603)
Accrued expenses                                        5,754        446,453
Accrued interest                                      148,286        101,830
Deferred revenue                                    (329,008)       (77,444)
Net cash from operating activities                  (176,494)        419,235

Cash flows from investing activities:
Purchases of equipment                                      -      (209,200)

Cash flows from financing activities:
Increase in notes payable                             105,002          5,426
Issuance of common stock                               35,000              -
Advances from affiliates                               39,343      (301,642)
Net cash  from financing activities                   179,345      (296,216)

Increase (decrease) in cash                             2,851       (86,181)
Cash at beginning of year                              13,528         99,709
Cash at end of year                                   $16,379        $13,528

Supplemental cash flow information:
Interest paid                                              $-              $
                                                                      96,822

Non-cash investing and financing activities:
Common stock issued for claims                             $-        $55,000
Common stock issued for cash advances                $289,000             $-

  See accompanying notes to consolidated financial statements.

                           Largo Vista Group, Ltd.
                 Notes to Consolidated Financial Statements
                              December 31, 1999

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Largo Vista Group, Ltd. ("Largo Vista"or the "Company"), incorporated in Nevada on January 16, 1987, and its wholly-owned subsidiaries, Largo Vista, Inc., with no assets, liabilities or operations, incorporated in California on October 12, 1988, and Everlasting International, Ltd. ("Everlasting"), incorporated in Nevada on January 25, 1995, and Kunming Xinmao Petrochemical Industrial Co., Ltd. ("Xinmao"), a Chinese joint venture 66.67% owned by Everlasting. The minority partner is a Chinese Government Entity that has contractually agreed to place all power and day-to-day decisions in the hands of the majority. The Chinese minority partner is not responsible for Xinmao's losses; accordingly, no portion of those losses is allocated to the minority interest. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation. Xinmao operates a liquefied petroleum gas (LPG) distribution business in Yunnan Province, South China.

Foreign Currency Translation

The financial statements and results of operations of the Company's Chinese subsidiary are measured using local currency as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rates in effect at each year-end. Statements of operations are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the foreign currency translation adjustment account in stockholders' deficit.

The national currency of the People's Republic of China, the Renminbi (RMB), is pegged to the U.S. dollar. As of December 1997, 1998 and 1999, the exchange rate was 8.28 RMBs to US$1.00 and the average rate of exchange for fiscal 1998 and 1999 was also 8.28. However, no representation is made that any Renminbi amounts could have been, or could be, converted into U.S. dollars at these rates or any other rates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include all highly liquid investments with an original maturity of three months or less.

                           Largo Vista Group, Ltd.
                 Notes to Consolidated Financial Statements
                              December 31, 1999


Note 1 - Summary of Significant Accounting Policies (continued)

Inventory

Inventory is valued at lower of cost of market on the first-in, first-out basis and consists primarily of liquid natural gas.

Impairment of Long Lived Assets

Long-lived assets are assessed for impairment annually or whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by management for disposal are accounted for at the lower of amortized cost or fair value, less cost to sell.

Revenue Recognition

The Company generally recognizes revenue upon delivery of LPG. In addition, the Company contracts with certain customers for the delivery of LPG bottles over a 1 to 5 year period. The customer is required to pay a non-refundable amount at the time the contract is purchased. This entitles the customer to receive one bottle of gas each month during the contract life at a reduced fixed price. The prepayment is recorded as deferred revenue at the beginning of the contract and the appropriate prorated amount is realized as revenue when an empty bottle is exchanged for a full bottle. If customers do not exchange their allotted number of bottles by the end of the contract term, the excess deferred revenue is recognized as income.

There is no significant amount of credit transactions.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                           Largo Vista Group, Ltd.
                 Notes to Consolidated Financial Statements
                              December 31, 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Stock Compensation

SFAS No. 123, "Accounting of Stock-Based Compensation," defines a fair value based method of accounting for stock-based compensation but allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by APB 25, "Accounting for Stock Issued To Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that certain items of comprehensive income other than net earnings or loss be reported in the financial statements. For the two years ended December 31, 1999, the adoption of this pronouncement had no material impact on the Company's consolidated financial statements.

Segment Disclosure

In Fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way companies report information regarding operating segments in annual financial statements. The adoption of SFAS No. 131 required no additional disclosure for the Company as the Company operated in one business segment.

Reclassifications

Certain items in prior period financial statements have been reclassified to conform to 1999 classifications.

Note 2 - Basis of presentation and considerations related to continued existence (going concern)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred significant net losses for the two years ended December 31, 1999. Additionally, its liabilities exceed its assets at December 31, 1999. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company intends to raise additional operating funds through equity and debt offerings. However, there can be no assurance it will be successful in this endeavor.

                           Largo Vista Group, Ltd.
                 Notes to Consolidated Financial Statements
                              December 31, 1999

Note 3 - Fair Value of Financial Instruments

The carrying amount of the Company's cash and bank balances approximates their fair value because of the short maturity of those instruments.

The fair value of the notes payable to banks based on the interest rates currently available for borrowings with similar terms and maturities approximates the carrying amount of those borrowings. The fair value of the amounts due to affiliates can not be determined due to the related party nature of the obligations.

Note 4 - Property and Equipment

                                                Years of
                               December 31,      Useful
                                   1999           Life
Storage tanks                       $472,328       20
Building and leasehold                             25
improvements                         291,865
Railroad cars and trucks                            8
                                     268,286
LPG Bottles                          156,491        5
Equipment                             73,699        5
                                   1,262,669
Accumulated depreciation
                                   (323,106)
                                    $939,563

Note 5 - Notes Payable to Banks

The balance at December 31, 1999 represents the aggregate borrowings from various PRC banks at average interest rates of approximately 7 percent. In the past, Xinmao has been allowed by the PRC bankers to roll over the loans due for repayment. Accordingly, consistent with previous years, management believes that the existing bank loans will again be renewed when they became due.

Note 6 - Related Party Transactions

Amounts due to affiliates at December 31, 1999 include $410,627 due to Xinmao's minority partner and $39,344 due to executive officers for cash advances. All amounts are non-interest bearing.

All shares of common stock issued in 1999 and 1998 for compensation and repayment of cash advances involved executive officers and shareholders. These issuances were valued at market, generally determined by low bid quotations.

                           Largo Vista Group, Ltd.
                 Notes to Consolidated Financial Statements
                              December 31, 1999

Note 7 - Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a 100% valuation allowance.

At December 31, 1999, the Company has a net operating loss carryforward for federal tax purposes of approximately $6,765,000 which, if unused to offset future taxable income, will expire beginning in 2011.

Note 8 - Loss per Common Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.


                                Year ended December 31,
                                  1999           1998

Basic and diluted loss per
share:

Numerator

Net loss                       $(2,198,488)     $(694,480)

Denominator

Basic and diluted weighted
average
number of common shares                       181,565,237
outstanding                    192,652,800

Basic and diluted loss per          $(0.01)        $(0.00)
share

The Company has no potentially dilutive securities, options, warrants or other rights outstanding.

                           Largo Vista Group, Ltd.
                 Notes to Consolidated Financial Statements
                              December 31, 1999

Note 9 - Chinese Subsidiary

Xinmao accounted for the following share of consolidated assets, liabilities and results of operations.

                    Xinmao's                          Xinmao's share of the
                  share of the
                  consolidated                      consolidated
                     balance                        operations
                    sheet at
                  December 31,                          1999          1998
                      1999
Assets                 99%       Gross profit           100%          100%

Liabilities            95%       S, G & As               20%           59%

                                Interest expense       100%          100%

                                Net loss                4%            63%

Note 10 -Commitments and Contingencies

Various lawsuits, claims and proceedings of a nature considered normal to its
business  are  pending  against the Company and its subsidiaries.   The  most
significant of these are described below.

Everlasting, Plaintiff vs. CHAN MAU TAK ("CMD"), Defendant

Everlasting brought this lawsuit against CMD for breach of the purchase agreement wherein Everlasting acquired the assets of Xinmao from CMD. The basis of the case is that CMD made fraudulent representations concerning the assets of Xinmao at the time of purchase. The court ordered an Interlocutory Judgment on October 14, 1998 in favor of Everlasting for approximately US$127,000 plus damages incurred plus interest @ 13.08% per annum. CMD has filed an appeal, based on failure of service of process.

The Company anticipates that the ultimate resolution of this matter will have no material adverse effect on the accompanying consolidated financial statements

Claimant, Panzhihua vs. Xinmao

In late 1997 the Claimant, an equipment supplier, and Xinmao began experiencing disagreement on several matters concerning specifications, terms and delivery times of various equipment orders. In January 1998 Panzhihua filed a breach of contract action against Xinmao and in March 1998 obtained a $452,000 judgment. Subsequently, the Claimant agreed to repossess various equipment with an aggregate book value of $279,719 in full satisfaction of both the judgment and $167,169, representing all unpaid and accrued balances owed to Panzhihua for transactions in the ordinary course of business that occurred prior to December 31, 1997 and that were not related to the judgment against the Company or its settlement. Accordingly, the balance of $112,550 was charged to operations in fiscal 1998, and included in SG&A expense.

                           Largo Vista Group, Ltd.
                 Notes to Consolidated Financial Statements
                              December 31, 1999

Note 11 - Restatement

The Company has restated its consolidated financial statements for the year ended December 31, 1999 and 1998 to correct an error in the financial statements previously filed with Amendment No. 2 to its Form 10-SB. The error was caused by a computer malfunction compounded by inadequate data back-up procedures. As Company personnel attempted to restore lost information, data from a corrupted file was inadvertently included in the financial statements previously filed. This error increased 1998 selling, general and administrative expenses by $325,146 and increased accumulated deficit and additional paid in capital at December 31, 1999 by the same amount. The effect of the correction of this error was to reduce 1998 selling, general and administrative expenses by $325,146 and decrease accumulated deficit and additional paid in capital at December 31, 1999 by the same amount. Loss per share, originally reported at $(0.01) is now reduced to $(0.00) due to the error correction.

Item 14.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's consolidated financial statements included in this Registration Statement have been audited by Jaak (Jack) Olesk, CPA, whose report, included elsewhere herein, is modified to reflect substantial doubt about the Company's ability to continue as a going concern. Jaak (Jack) Olesk, CPA, has resigned as our Company's auditor on March 16, 2000. In his letter of resignation, Mr. Olesk, who is both a CPA and an attorney, informed the Company that he intends to pursue the practice of law exclusively. At no time was there any disagreement between the Company and Jaak (Jack) Olesk, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.



Item 15.     EXHIBITS

3.(i)   Articles of Incorporation of Largo Vista Group, Limited
          (filed Form 10SB, 11/2/99)
3.(ii) Bylaws of Largo Vista Group, Limited (filed Form 10SB, 11/2/99) 3.(iii) Articles of Incorporation of Largo Vista Inc.
          (filed Form 10SB, 11/2/99)
3.(iv)  Bylaws of Largo Vista Inc. (filed Form 10SB, 11/2/99)
3.(v)   Articles of Incorporation of Everlasting International
           Limited (filed Form 10SB, 11/2/99)
3.(vi)   Bylaws of Everlasting International Limited
           (filed Form 10SB, 11/2/99)
3.(vii)  Articles of Incorporation of Kunming Xinmao Petrochemical
           Industry Co., Ltd. (filed Form 10SB, 11/2/99)


10   Material Contracts

 .(a) Contract. Largo Vista Group, Ltd. and Sentio Corporation,
        December 28, 1998, (filed Form 10SB, 11/2/99)
 .(b) Contract. Hong Kong De Xiang Tuo Yi Industrial Company,
        August 28, 1992 (filed Form 10SB, 11/2/99)
 .(c) Plan and Agreement of Reorganization between Largo Vista Group,
        Ltd., Proton Technology Corporation, Ltd. and Everlasting International, December 21, 1996 (filed Form 10SB, 11/2/99)
 .(d) Joint Venture Agreement of Kunming Xinmao Petrochemical Industry
        Co., Ltd., August 8, 1992 (filed Form 10SB, 11/2/99)
 .(e) Approval Certificate of Enterprise with Foreign Investment in the
        Peoples Republic of China (filed Form 10SB, 11/2/99)
 .(f) Business License of Enterprise in the Peoples Republic of China
        (filed Form 10SB, 11/2/99)
 .(g) Business Permit to Engage in LPG Business in Yunnan Province
        (filed Form 10SB, 11/2/99)
 .(h) Notice of Subsidiaries of the Agriculture Bank of China, Yunnan
        Provincial Branch, Acting as Agents for Collection and Receipt of Payment for Kunming Xinmao Petrochemical Industry Co., Ltd. (filed Form 10SB, 11/2/99)
 .(i) Agreement of Supply of Liquified Petroleum Gas, March 18, 1996
        (filed Form 10SB, 11/2/99)

 .(j) Method of Insurance for LPG Credit, August 26, 1997
        (filed Form 10SB, 11/2/99)
 .(k) Memorandum of Understanding Kunming Xinmao Petrochemical Industry
        Co., Ltd. and Wuhan Minyi Fuel Gas Petrochemical Company Limited, March 14, 1999 (filed Form 10SB, 11/2/99)
 .(l) Memorandum of Understanding Kunming Xinmao Petrochemical Industry
        Co., Ltd. and Guilin Municipal Garden Fuel Gas Pipelines Limited, March 29, 1999 (filed Form 10SB, 11/2/99)
 .(m) Approval Certificate of Enterprisees with Foreign Investment in the Peoples Republic of China, August 21, 1992
       (filed Form 10SB, 11/2/99)
 .(n) Contract. Enterprise Ownership Transfer Agreement "Ten Year
        Leasing Contract", Seller Chen Mao Tak, Purchaser Everlasting International, Ltd., third party Kunming Fuel General Company, November 8, 1995 (filed Form 10SB-A1, 1/14/2000 as EX-10.D)
 .(o) Joint Venture Agreement. , Largo Vista with the United Arab
        Petroleum Corporation ("UAPC"), known as Largo Vista/UAPC Partners (filed Form 10SB-A1, 1/14/2000 as EX-10.F)
 .(p) Memorandum of Association Limited Liability Company. Largo Vista
        Group, Ltd., LLC, Dubai, UAE, October 12, 1999, Largo Vista Group, Ltd., UAPC, and Sheik Al Shabani, named Largo Vista Group Limited, Limited Liability Company of the UAE (filed Form 10SB-A1, 1/14/2000 as EX-10.G)
 .(q) Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG)
        Buyer, and United Arab Petroleum Corporation Seller,
        November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
 .(r) Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG),
        Buyer, and United Arab Petroleum Corporation Seller,
        December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
 .(s) Employment Agreement Daniel J. Mendez 1999
        (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)
 .(t) Consultant Agreement Deng Shan 1999
        (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
 .(u) Contract. "Enterprise Ownership Transfer Agreement",
        November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
 .(v) Contract.  "Agreement on Payment", November 8, 1995
        (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
 .(w) Contract.  "Agreement on Supply of Liquified Petroleum Gas",
        March 18, 1996  (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
 .(x) Employment Agreement Albert N. Figueroa 1999
        (filed as Ex-3.vi 3/21/2000)

All of the exhibits listed above have been filed previously with the forms and on the dates indicated.

There are no new exhibits for this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                        Title                    Date



President                   /s/ Daniel J. Mendez          June 27, 2000
                                Daniel J. Mendez

Secretary/Treasurer         /s/ Albert N. Figueroa        June 27, 2000
                                Albert N. Figueroa

Director                    /s/ Deng Shan                 June 27, 2000
                                Deng Shan