Form 10QSB
period 2000-06-30
LARGO VISTA GROUP LTD
filed 2000-08-09
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to____________


         Commission File Number 000-30426

                             LARGO VISTA GROUP, LTD.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Nevada                                   76-0434540
         ---------------------------------              --------------------
         (State or other jurisdiction                     (IRS Employer
         of incorporation or organization)               Identification No.)

                   4570 Campus Drive, Newport Beach, CA 92660
                   -------------------------------------------
                    (Address of principal executive offices)

                                  949-252-2180
                           --------------------------
                           (Issuer's telephone number)


                                 Not Applicable
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X     No

As of June 30,2000, the Company had 212,977,827 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X

                          PART I FINANCIAL INFORMATION





ITEM 1. Financial Statements (UNAUDITED)                                   Page




   Condensed Consolidated Balance Sheet at June 30,2000                     3

   Condensed Consolidated Statements of Operations for the three
         and six month periods ended June 30, 2000 and 1999                 4

   Condensed Consolidated Statements of Cash Flows for the
         six month periods ended June 30, 2000 and 1999                     5

   Notes to Condensed Consolidated Financial Statements                     6

                    LARGO VISTA GROUP, LTD. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                                            June 30, 2000
                                                            ------------
                                     ASSETS

Current assets:
   Cash                                                     $    64,256
   Inventories                                                  188,715
   Other                                                         51,558
                                                            ------------
      Total current assets                                      304,529

Property and equipment                                          884,413

Other                                                            27,799
                                                            ------------
                                                            $ 1,216,741
                                                            ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Notes payable to banks                                   $ 1,644,927
   Accrued interest                                             268,133
   Accounts payable                                             602,514
   Accrued expenses                                             420,097
   Deferred revenue                                             800,858
   Due to affiliates                                          1,205,239
                                                            ------------
      Total current liabilities                               4,941,768
                                                            ------------

Commitments and contingencies                                         -

Shareholders' deficit:

   Common stock                                                 212,978
   Additional paid-in capital                                10,961,750
   Accumulated deficit                                      (14,903,455)
   Accumulated other comprehensive income:
     Foreign currency translation adjustment                      3,700
                                                            ------------
      Total shareholders' deficit                            (3,725,027)
                                                            ------------

                                                            $ 1,216,741
                                                            ============


                 See accompanying notes to financial statements.

                     LARGO VISTA GROUP, LTD and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended June 30,
                                                        2000           1999
                                                   -------------  -------------

Sales                                              $  7,759,603   $    461,482
Cost of sales                                         7,717,360        296,843
                                                   -------------  -------------
Gross profit                                             42,243        164,639

Selling, general and administrative expenses            439,380        299,759
                                                   -------------  -------------
Loss from operations                                   (397,137)      (135,120)
Interest expense                                        (59,045)       (44,900)
                                                   -------------  -------------
Net loss                                           $   (456,182)  $   (180,020)
                                                   =============  =============

Basic and diluted net loss per share               $      (0.00)  $      (0.00)
                                                   =============  =============

Basic and diluted weighted average
    common shares                                   212,916,691    185,938,010
                                                   =============  =============



                 See accompanying notes to financial statements.

                     LARGO VISTA GROUP, LTD and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Six months ended June 30,
                                                        2000          1999
                                                   -------------  -------------

Sales                                              $  8,494,443   $    776,603
Cost of sales                                         8,363,854        494,699
                                                   -------------  -------------
Gross profit                                            130,589        281,904

Selling, general and administrative expenses            878,651        616,616
                                                   -------------  -------------
Loss from operations                                   (748,062)      (334,712)
Interest expense                                        (93,801)       (84,390)
                                                   -------------  -------------
Net loss                                           $   (841,863)  $   (419,102)
                                                   =============  =============

Basic and diluted net loss per share               $      (0.00)  $      (0.00)
                                                   =============  =============

Basic and diluted weighted average
    common shares                                   212,680,191    184,900,515
                                                   =============  =============



                 See accompanying notes to financial statements.

                    LARGO VISTA GROUP, LTD. and SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Six months ended June 30,
                                                       2000            1999
                                                   -------------  -------------
Cash flows from operating activities:
   Net loss                                        $   (841,863)  $   (419,102)
   Adjustments to reconcile net  loss to net
     cash (used) provided by operating
     activities:
    Depreciation and amortization                        55,150         56,923
    Common stock issued for services                      8,000        374,032
  Changes in assets and liabilities:
   Inventories                                          (24,933)        23,576
   Other                                                 74,275        (10,223)
   Accounts payable                                    (105,446)       (19,043)
   Accrued expenses                                     192,631         28,367
   Accrued interest                                      18,017         84,390
   Deferred revenue                                    (260,501)      (117,015)
                                                   -------------  -------------
Net cash (used) provided by operating activities       (884,670)         1,905
                                                   -------------  -------------
Cash flows from investing activities:                         -              -
                                                   -------------  -------------
Cash flows from financing activities:
    Decrease in notes payable                          (105,221)             -
    Increase (decrease) in due to affiliates            755,268              -
    Common stock issued for cash                        282,500              -
                                                   -------------  -------------
Net cash provided by financing activities               932,547              -
                                                   -------------  -------------
Net increase in cash                                     47,877          1,905

Cash, beginning of period                                16,379         13,528
                                                   -------------  -------------
Cash, end of period                                $     64,256   $     15,433
                                                   =============  =============

Cash paid during the period for:

    Interest                                       $     75,784   $          -
                                                   =============  =============




                 See accompanying notes to financial statements.

                    LARGO VISTA GROUP, LTD. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

(1) These condensed consolidated financial statements of Largo Vista Group, Ltd.(the "Company") do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.



(2) Revenues for the three month period ended June 30, 2000 were as follows:

                                             LPG           OIL           TOTAL

                  Sales                  $1,053,105     6,706,498      7,759,603

                  Cost of Sales             906,403     6,810,957      7,717,360

                  Gross Profit/Loss         146,702      (104,459)        42,243

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Background

         The Company operates a liquefied petroleum gas (LPG) distribution business in South China through its affiliate, Kunming Xinmao Petrochemical Industrial Co., Ltd. ("Xinmao") and, beginning this second quarter of 2000, delivers petroleum from the Arabian Gulf Region to South East Asia.

         Results of Operations

         LPG

         Revenue for the second quarter of 2000 increased 128% over the second quarter of 1999 and gross profit decreased from 36% to 14%. For the first six months of 2000, revenue increased 130% over the first half of 1999 and gross profit decreased from 36% to 13%. The increase in 2000 revenue is due to the expansion of our wholesale business. Increased LPG availability has reduced the practice of long-term contracts for the delivery of LPG at fixed prices to retail customers. That practice produced higher margins in the past but also exposed us to the risk of sudden increases in the cost of LPG. We welcome the growing demand for LPG at the wholesale level because although it comes at lower margins, it also comes with the practice of prompt payment and no price risk. We are well positioned to take advantage of the increased volume of business from the wholesale sector.

         Our deferred revenue represents the prepaid and unearned portion of our retail long-term contracts. These contracts ranged from one to five years, with the most popular term being three years. As of June 30, 2000, most of our contracts in place will expire within one year. There are no built-in losses in our contracts in place and we do not anticipate significant losses in the future. We expect deferred revenue to be reduced rapidly in the next three to four quarters.

         OIL

         Our first shipment of oil took place this quarter when we delivered 30,000 metric tons of diesel oil valued at $6.7 million from the Arabian Gulf Region to Vinapco, a state-owned Vietnamese company. This shipment was not profitable primarily due to 1) the inability of our joint venture partners to perform 2) a sudden increase in the price of crude and 3) generally higher costs than anticipated.

         On the positive side, we 1) have demonstrated our ability to perform on a significant contract 2) have assembled the necessary network of agents and contacts and 3) are no longer a newcomer to this field.

         We now expect to be better positioned to compete for oil delivery contracts with much more favorable terms.

         General and Administrative Expenses

         Selling, general and administrative expenses for the second quarter of 2000 were 47% higher than the comparable 1999 quarter, reflecting primarily additional expenditures related to the joint ventures entered into in late 1999, including office set-up and additional personnel, both employed and retained on a consulting basis.

         Currency Consideration

         The Company's LPG operations are located in the People's Republic of China whose currency, the Renminbi(RMB), is pegged to the US Dollar. The exchange rate as of June 30, 2000 and the average rate during each of the periods presented in the accompanying condensed consolidated financial statements was 8.28 RMBs to 1 US$. No representation is made that any RMB amount could have been, or could be, converted into US dollars at these rates or any other rates of exchange.

         Liquidity and Capital Resources

         The Company has experienced significant operating losses from inception and has financed its activities to date through cash advances from affiliates, loans from Chinese banks and sales of its common stock. Availability, source, amount and terms of any additional financing are uncertain at this time, and by no means assured.

         The Company has relied heavily on the financial resources that its Chairman and largest shareholder has been able to make available. In particular, the first oil shipment could not have taken place without the Chairman's posting of a performance bond on behalf of the Company and facilitating the procurement of the required letters of credit. The cost of these credit facilities has been charged to the Company at the same amount incurred by the Chairman but the Company will not be able to reimburse the Chairman for these charges in the foreseeable future.

         The Company believes it will require at least an additional $1,000,000 of new capital in order to fund its plan of operations over the next 12 months. This estimate presumes that the PRC banks will continue to allow Xinmao to roll over the loans aggregating $1,645,000 owed to such banks and the Affiliates will not demand payment of the aggregate $1,205,000 owed to them. The Affiliates have advised the Company that they will not demand payment of the amounts owed them for at least 12 months; however there is no assurance that the PRC banks will continue to allow Xinmao to roll over the loans due for repayment. The Company expects to fund its working capital requirements over the next 12 months from additional advances from its affiliates and the sale of its common stock.

         There can be no assurance, however, that the Company will be able to obtain additional capital sufficient to fund its working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 1999 states that due to the Company's recurring operating losses, there is substantial doubt about the Company's ability to continue as a going concern.

         Forward-Looking Statements

         This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties including, but not limited to, the Company's ability to obtain additional operating capital, as required, the Company's present financial condition, unexpected changes in government regulations, in the Far East and the Middle East especially, and increased competition. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may very materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

                            PART II OTHER INFORMATION

   Item 1.  Legal Proceedings

         Inapplicable.

   Item 2.  Changes in Securities

         During the six month period ended June 30, 2000, the Company issued unregistered shares of its common stock as follows.

         Issued for cash:

         Dates         Number of Common    Name of Person to      Amount of
                       Shares              Whom Issued            Consideration

         Jan 07               200,000      John Prentice          $    100,000
         Mar. 1               100,000      Donald Geralds               50,000
         Mar.13               165,000      Leonard Davis                82,500

                              465,000                                  232,500

         Apr. 4                65,934      Michael Mercer               30,000
         May.19                56,338      Michael Mercer               20,000

                              122,272                                   50,000

         Issued for services:

         The Company issued 8,000 shares to a service provider valued at $8,000 on Feb.29, 2000 in satisfaction of an existing obligation.

         All stock issuances were conducted pursuant to section 4(2) under the 1933 Act without the involvement of underwriters. Stock issuances for services were valued at market, generally determined by the low bid quotation.

   Item 3.  Defaults Upon Senior Securities

         Inapplicable.

   Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.

   Item 5.  Other Information

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27 Financial Data Schedule

         (b) Reports on Form 8-K

             Inapplicable

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LARGO VISTA GROUP, LTD. AND SUBSIDIARIES

                                                       By:  /s/ Daniel Mendez
                                                               Daniel Mendez,
                                                      Chief Executive Officer
                                                 and Chief Accounting Officer
Dated: August 8, 2000