Form 10QSB
period 2000-09-30
LARGO VISTA GROUP LTD
filed 2000-11-20
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

                                    Yes X No

As of September 30,2000, the Company had 217,072,366 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X

                          PART I FINANCIAL INFORMATION





ITEM 1. Financial Statements (UNAUDITED)



   Condensed Consolidated Balance Sheet at September 30,2000

   Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999

   Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999

   Notes to Condensed Consolidated Financial Statements

                    LARGO VISTA GROUP, LTD. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                                         September 30, 2000
                                                            ------------
                                     ASSETS

Current assets:
   Cash                                                     $    62,141
   Inventories                                                  194,151
   Other                                                         57,939
                                                            ------------
      Total current assets                                      314,231

Property and equipment                                          855,809

Other                                                            25,661
                                                            ------------
                                                            $ 1,195,701
                                                            ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Notes payable to banks                                   $ 1,644,927
   Accrued interest                                             299,222
   Accounts payable                                             489,064
   Accrued expenses                                             263,244
   Deferred revenue                                             608,335
   Due to affiliates                                          1,194,633
                                                            ------------
      Total current liabilities                               4,499,425
                                                            ------------

Commitments and contingencies                                         -

Shareholders' deficit:

   Common stock                                                 217,072
   Additional paid-in capital                                12,168,642
   Accumulated deficit                                      (15,693,138)
   Accumulated other comprehensive income:
     Foreign currency translation adjustment                      3,700
                                                            ------------
      Total shareholders' deficit                            (3,303,724)
                                                            ------------

                                                            $ 1,195,701
                                                            ============


                 See accompanying notes to financial statements.

                     LARGO VISTA GROUP, LTD and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three months ended September 30,
                                                        2000           1999
                                                   -------------  -------------

Sales                                              $    513,205   $    418,686
Cost of sales                                           488,881        270,581
                                                   -------------  -------------
Gross profit                                             24,324        148,105

Selling, general and administrative expenses            781,230      1,750,090
                                                   -------------  -------------
Loss from operations                                   (756,906)    (1,601,985)
Interest expense                                        (32,777)       (31,099)
                                                   -------------  -------------
Net loss                                           $   (789,683)  $ (1,633,084)
                                                   =============  =============

Basic and diluted net loss per share               $      -       $      (0.01)
                                                   =============  =============

Basic and diluted weighted average
    common shares                                   215,571,035    191,694,166
                                                   =============  =============



                 See accompanying notes to financial statements.

                     LARGO VISTA GROUP, LTD and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Nine months ended September 30,
                                                        2000          1999
                                                   -------------  -------------

Sales                                              $  9,007,648   $  1,195,289
Cost of sales                                         8,852,735        765,280
                                                   -------------  -------------
Gross profit                                            154,913        430,009

Selling, general and administrative expenses          1,659,881      2,366,706
                                                   -------------  -------------
Loss from operations                                 (1,504,968)    (1,936,697)
Interest expense                                       (126,578)      (115,489)
                                                   -------------  -------------
Net loss                                           $ (1,631,546)  $ (2,052,186)
                                                   =============  =============

Basic and diluted net loss per share               $      (0.01)  $      (0.01)
                                                   =============  =============

Basic and diluted weighted average
    common shares                                   213,372,626    185,223,456
                                                   =============  =============



                 See accompanying notes to financial statements.

                    LARGO VISTA GROUP, LTD. and SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 Nine months ended September 30,
                                                       2000            1999
                                                   -------------  -------------
Cash flows from operating activities:
   Net loss                                        $ (1,631,546)  $( 2,052,186)
   Adjustments to reconcile net  loss to net
     cash (used) provided by operating
     activities:
    Depreciation and amortization                        83,754         88,460
    Common stock issued for services                    716,360      2,009,819
  Changes in assets and liabilities:
   Inventories                                          (30,369)          (189)
   Other                                                 70,032        (67,773)
   Accounts payable                                    (218,896)      (161,318)
   Accrued expenses                                      35,778       (169,818)
   Accrued interest                                      49,106        115,489
   Deferred revenue                                    (453,024)      (124,392)
                                                   -------------  -------------
Net cash used by operating activities                (1,378,805)      (361,908)
                                                   -------------  -------------
Cash flows from investing activities:                         -               -

Cash flows from financing activities:
    (Decrease) increase in notes payable               (105,221)        24,380
    Increase in due to affiliates                     1,247,288            -
    Common stock issued for cash                        282,500        324,000
                                                   -------------  -------------
Net cash provided by financing activities             1,424,567        348,380
                                                   -------------  -------------
Net increase (decrease) in cash                          45,762        (13,528)

Cash, beginning of period                                16,379          13,528
                                                   -------------  -------------
Cash, end of period                                $     62,141   $         -
                                                   =============  =============

Cash paid during the period for:

    Interest                                       $     77,472    $          -
                                                   =============  =============

Non-cash investing and financing activities:
    Common stock issued for cash advances          $    502,626    $    209,000
                                                   =============  =============


                 See accompanying notes to financial statements.

                    LARGO VISTA GROUP, LTD. and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

(2) Revenue for the nine month period ended September 30,2000 were as follows:


                                       LPG               OIL              TOTAL


             Sales               $ 2,301,150       6,706,498           9,007,648

             Cost of Sales         2,041,778       6,810,957           8,852,735

             Gross Profit/Loss       259,372        (104,459)            154,913

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Background

         The Company operates a liquefied petroleum gas (LPG) distribution business in South China through its affiliate, Kunming Xinmao Petrochemical Industrial Co., Ltd. ("Xinmao") and, beginning in the second quarter of 2000, delivers petroleum from the Arabian Gulf Region to South East Asia.

         Results of Operations

         LPG

         Revenue for the third quarter of 2000 increased 23% over the third quarter of 1999 and gross profit decreased from 35% to 5%. For the first nine months of 2000, revenue increased 93% over the first nine months of 1999 and gross profit decreased from 36% to 11%. The increase in 2000 revenue is due to the expansion of our wholesale business. Increased LPG availability has reduced the practice of long-term contracts for the delivery of LPG at fixed prices to retail customers. That practice produced higher margins in the past but also exposed us to the risk of sudden increases in the cost of LPG. We welcome the growing demand for LPG at the wholesale level because although it comes at lower margins, it also comes with the practice of prompt payment and no price risk. We are well positioned to take advantage of the increased volume of business from the wholesale sector.

         Our deferred revenue represents the prepaid and unearned portion of our retail long-term contracts. These contracts ranged from one to five years, with the most popular term being three years. As of September 30, 2000, most of our contracts in place will expire within one year. There are no built-in losses in our contracts in place and we do not anticipate significant losses in the future. We expect deferred revenue to be reduced rapidly in the next two to three quarters.

         OIL

         Our first shipment of oil took place in the second quarter of 2000 when we delivered 30,000 metric tons of diesel oil valued at $6.7 million from the Arabian Gulf Region to Vinapco, a state-owned Vietnamese company. This shipment was not profitable primarily due to 1) the inability of our joint venture partners to perform 2) a sudden increase in the price of crude and 3) generally higher costs than anticipated. On the positive side, we 1) demonstrated our ability to perform on a significant contract 2) assembled the necessary network of agents and contacts, and 3) are no longer a newcomer to this field.

         This quarter, we were not able to find a desirable bid environment due to excessive market volatility. We are prepared to resume our oil delivery activities as soon as market conditions stabilize.

         General and Administrative Expenses

         Selling, general and administrative expenses for the third quarter of 2000 were 69% lower than the comparable 1999 quarter, primarily due to the payment of bonuses to officers in 1999.

         Currency Consideration

         The Company's LPG operations are located in the People's Republic of China whose currency, the Renminbi(RMB), is pegged to the US Dollar. The exchange rate as of September 30, 2000 and the average rate during each of the periods presented in the accompanying condensed consolidated financial statements was 8.28 RMBs to 1 US$. No representation is made that any RMB amount could have been, or could be, converted into US dollars at these rates or any other rates of exchange.

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

         The Company believes it will require at least an additional $1,000,000 of new capital in order to fund its plan of operations over the next 12 months. This estimate presumes that the PRC banks will continue to allow Xinmao to roll over the loans aggregating $1,645,000 owed to such banks and the Affiliates will not demand payment of the aggregate $1,195,000 owed to them. The Affiliates have advised the Company that they will not demand payment of the amounts owed them for at least 12 months; however there is no assurance that the PRC banks will continue to allow Xinmao to roll over the loans due for repayment. The Company expects to fund its working capital requirements over the next 12 months from additional advances from its affiliates and the sale of its common stock.

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

                            PART II OTHER INFORMATION

   Item 1.  Legal Proceedings

         Inapplicable.

   Item 2.  Changes in Securities

         During the nine month period ended September 30, 2000, the Company issued unregistered shares of its common stock as follows.

                           Dates            Number of         Name of Person            Amount of
                                            Shares            to Whom Issued            Consideration
         For cash:

                           Jan 07           200,000           John Prentice             $ 100,000
                           Mar. 1           100,000           Donald Geralds               50,000
                           Mar.13           165,000           Leonard Davis                82,500
                           Apr. 4            65,934           Michael Mercer               30,000
                           May.19            56,338           Michael Mercer               20,000

                                            587,272                                       282,500

         For services:

                           Feb. 29            8,000           Linda Collin                  8,000
                           Aug.  4           15,427           Bernard Kruer                16,666
                           Aug.  4           10,285           Gymar, Inc.                   8,333
                           Aug.  4          270,403           Steven Chaussy               74,500
                           Aug.  4           25,459           Kelly Chen                   18,028
                           Aug.  4        1,000,000           Danny Nguyen                250,000
                           Aug.  4          500,000           Wang Changhong              125,000

                                          1,829,574                                       500,527

         For officers' compensation:

                           Aug.  4           58,365           Albert Figueroa              48,333
                           Aug.  4          112,485           Daniel Mendez                92,500
                           Aug.  4           91,615           Deng Shan                    75,000

                                            262,465                                       215,833

         For repayment of officers' and shareholders' cash advances:

                           Aug.  4          218,102           Albert Figueroa              54,526
                           Aug.  4          280,861           Daniel Mendez                70,215
                           Aug.  4        1,334,734           Deng Shan                   333,684
                           Aug.  4          145,871           Wan Lin                      36,468
                           Aug.  4           30,932           Steven Chaussy                7,733

                                         2,010,500                                        502,626


         All stock issuances were conducted pursuant to section 4(2) under the 1933 Act without the involvement of underwriters. Stock issuances for services and repayment of cash advances were valued at market, generally determined by the low bid quotation. Stock issuances for compensation were valued at the daily average low quotation for the related compensation periods.

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

                                     LARGO VISTA GROUP, LTD. AND SUBSIDIARIES

                                                       By:  /s/ Daniel Mendez
                                                               Daniel Mendez,
                                                      Chief Executive Officer
                                                 and Chief Accounting Officer
Dated: November 17, 2000