Form 10KSB
period 2000-12-31
LARGO VISTA GROUP LTD
filed 2001-04-17
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

Commission file number 000-30426

                             LARGO VISTA GROUP, LTD.
                 (Name of Small Business Issuer in its charter)



             Nevada                                       76-0434540
----------------------------------------  --------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


            4570 Campus Drive
        Newport Beach, California                           92660
----------------------------------------  --------------------------------------
(Address of principal executive offices)                  (Zip Code)


                    Issuer's telephone number (949) 252-2180
                                              --------------

Securities registered under Section 12(b) of the Act:  None

Securities registered  under Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---    ---
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

The revenues for the year ended December 31, 2000 were $10,138,023.

The market value of the voting and non-voting common stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $ 16,924,000

The number of shares of Common Stock outstanding as of February 28, 2001 was 218,804,745.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------

         Largo Vista Group, Ltd., a Nevada corporation ("Company"), was formed under the laws of the State of Nevada on January 16, 1987.

         Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Largo Vista, Inc., an inactive California corporation, and Everlasting International, Ltd., a Nevada corporation (Everlasting), and Kunming Xinmao Petrochemical Industrial Co., Ltd. (Xinmao), a Chinese joint venture 2/3 owned by Everlasting.

Business of the Issuer
----------------------

         The Company is principally engaged in the resale of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

         LPG

         The minority 1/3 partner of Xinmao is a Chinese Government entity that has contractually agreed to place all power and day-to-day decisions in the hands of Everlasting for the duration of the ten year term of the joint venture, through August 2002. Xinmao, a business providing uninterrupted service to consumers since 1992, is in its fourth year of operation as our affiliate. Xinmao, the only company in South China that has private majority ownership and Directors of the Board, is one of the largest LPG distribution companies in the Yunnan Province of South China in terms of end users.

         Government License

         Xinmao holds a unique license issued by the Chinese Central Government (National Industrial and Commercial Registration Administration of China). This license is valuable because it permits us to operate across provincial borders whereas competitors are restricted to the geographic area in which they are located. In addition, this license permits us to process domestic crude oil and sell its byproducts to retail and industrial customers; to manufacture cylinders, stoves, water heaters, and cigarette lighters and their accessories; and to provide services in inspection and maintenance of stoves and cylinders for safety and quality.

         Xinmao is a Sino-Foreign Joint Venture registered with the government as having foreign ownership. This registration permits foreign investment to legally flow into China, and allows funds to legally flow out of China including loan repayments, interest payments and dividends.

         Principal Products and Their Markets

         LPG is considered a very efficient fuel because in a liquid state it provides a significant supply of energy in a comparatively small volume. LPG is recognized for its transportability and ease-of-use. It is a clean and environmentally friendly source of energy that has a variety of residential, commercial, industrial and transportation uses. It can be used at home for cooking and heating, replacing wood, kerosene, coal and other environmentally unfriendly sources of energy. Although LPG has some drawbacks, such as high combustibility, it requires great care in handling, and is subject to fire and safety regulations, LPG remains one of the only viable sources of energy for cooking and heating in Southern China.

         Most consumers obtain LPG in 15 kg. cylinders similar to those used for gas barbecues in the U.S. As LPG delivery systems, such as pipelines, make use more convenient and simple, LPG consumption per capita should increase significantly.

         Xinmao is one of the major LPG companies in South China because of its ownership of rail tank cars and storage facilities of 1,000M3 or more. Xinmao markets LPG directly to individual bottle consumers and to wholesale distributors who operate small bottle filling stations. Seasonal factors do not play a significant role in our LPG business.

         Most of Xinmao's retail customers are located in the Yunnan Province central cities of Kunming, Lunan, Chengong, Yiliang, Jinnin, Annin, And Eshan. As the population thins out in the suburbs, distribution networks take over and service most customers. The rural areas are exclusively serviced by smaller distributors.

         Raw Materials

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

         Government Regulation

         The LPG industry is regulated on a day-to-day basis by Provincial LPG Administrations, which oversee all companies licensed to do business, and enforce rules and regulations in their marketplace.

         PETROLEUM SHIPMENTS

         In late 1999, we began implementing the new phase of our corporate strategy, namely the shipments of petroleum products to the Far East.

         Because we were a newcomer to this field and did not have a network of agents and contacts, we attempted to develop relationships with foreign suppliers by entering into joint ventures with reputable intermediaries. On October 12, 1999, we entered into a joint venture with the United Arab Petroleum Corporation ("UAPC") named Largo Vista/UAPC Partners ("LV/UAPC), with LVG having 51% of the assets, liabilities, income and expenses and UAPC 49%. LV/UAPC's aims were to participate in the resale of petrochemical products from Middle East sources to China, Vietnam and other Pacific Rim countries. On December 12, 1999, LV/UAPC entered into a joint venture with Mr. Ahmed Hasan Abdul Qahir Al Shaibani ("Al Shaibani") named Largo Vista Group, Ltd. LLC ("LV/LLC"), with LV/UAPC having 49% (LVG 25% and UAPC 24%) of the assets, liabilities, income and expenses and Al Shaibani 51%. Neither of these joint venturers was able to provide a reliable supply of petroleum products as promised. Consequently, we were left with the decision to either abort a contract shipment or proceed on our own. We chose to proceed, and though we lost approximately $100,000 on the first shipment, we were able to demonstrate our ability to perform on a significant contract, we assembled the necessary network of agents and contacts, and we are no longer a newcomer to this field. We are prepared to resume our petroleum shipment activities as soon as market conditions stabilize and we are confident that we shall be able to achieve profitable shipments of petroleum in of the third quarter of 2001.

         Patents, Trademarks & Licenses

         We own no patents or trademarks.

         Employees

         Largo Vista's 2 employees rely on outside consultants for legal, accounting and other services as needed. Xinmao is staffed with 74 employees, including a management team that is competent and well qualified.

Item 2. DESCRIPTION OF PROPERTY

         United States

         Our corporate offices in Newport Beach, California include three office suites leased on a month to month basis at $2,500 per month.

         Far East

         Xinmao provides its primary service from its depot, adjacent to a railroad terminal, with a capacity of 1,000 cubic meters (approximately 500 metric tons) of LPG.

         Xinmao leases a two story, 4,000 square foot facility in Kunming City, where it operates a customer service and sales center, bottle exchange shop, storage facility, and administrative offices. It also leases and operates a number of small bottle exchange stores throughout key locations in the city. These facilities are leased on a month-to-month basis at approximately $5,500 per month.

         Effective December 1, 2000, we entered into a month-to-month lease for a representative office in Wuhan at approximately $500 per month.

         Effective January 2, 2001, we entered into a renewable three year lease for an LPG storage and distribution facility in Zunyi. The operation of this facility, which is approximately half the size of Xinmao's, is expected to increase LPG revenues by approximately 50%. The lease calls for fixed monthly payments of approximately $4,000.

Item 3.  LEGAL PROCEEDINGS

         Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against our Company and its subsidiaries. The most significant of these are described below.

Everlasting, Plaintiff vs. CHAN MAU TAK ("CMD"), Defendant
----------------------------------------------------------

         Everlasting brought this lawsuit against CMD in Hong Kong for breach of the purchase agreement wherein Everlasting acquired the assets of Xinmao from CMD. The basis of the case is that CMD made fraudulent representations concerning the assets of Xinmao at the time of purchase. The court ordered an Interlocutory Judgment in October 1998 in favor of Everlasting for approximately $ 127,000 plus damages incurred plus interest @ 13.08% per annum. CMD filed an appeal, based on failure of service of process. The Company intends to vigorously pursue collection of this Judgment.

         In 1998, CMD had obtained a judgment from a Kunming court against the Company. On December 2, 2000, the Company agreed to settle the CMD judgment for RMB 2,000,000 ($241,500), due $145,000 on May 1, 2001, and $96,500 on December
31, 2001. The Company has accrued $250,000 at December 31, 2000, for the amount of the settlement and related expenses.

Largo Vista/UAPC Partners (LV/UAPC) Joint Venture Dispute
---------------------------------------------------------

         During the second quarter of 2000, the Company concluded that UAPC was unable to provide reliable suppliers of petroleum products at reasonable terms. Since that time, the Company's efforts to reach a resolution with UAPC, including UAPC's reimbursement of its fair share of the joint venture costs, have been unsuccessful. On March 1, 2001, UAPC filed a suit against the Company for various contractual breaches, seeking unspecified damages. No estimate as to the ultimate liability from this dispute, if any, can be made at this time.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol LGOV.

         The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2000 and 1999. These quotations are believed to be representative inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                     Bid
                                         ---------------------------
                                            High              Low
                                         ---------         ---------
4th Quarter 2000                         $   0.70          $   0.14
3rd Quarter 2000                         $   1.10          $   0.25
2nd Quarter 2000                         $   1.12          $   0.09
1st Quarter 2000                         $   3.12          $   0.01

4th Quarter 1999                         $   1.06          $   0.94
3rd Quarter 1999                         $   0.11          $   0.10
2nd Quarter 1999                         $   0.13          $   0.13
1st Quarter 1999                         $   0.13          $   0.10

         At February 28, 2001, the Company had approximately 578 shareholders of record.

         We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.


Recent sales of unregistered securities:

         In fiscal 2000, the Company issued 6,422,190 unregistered shares of its common stock valued at $1,802,200 as follows:

To officers as compensation:

                    Number           Name of persons       Amount of
Date(s)             of Shares        to whom issued--      Consideration
-------             ----------       ----------------      -------------
Aug. 4/Dec. 31        213,444        Deng Shan             $    108,333
Aug. 4/Dec. 31        258,681        Daniel Mendez              132,500
Aug. 4/Dec. 31        131,463        Albert Figueroa             68,333
                    ----------                             -------------
                      603,588                              $    309,166
                    ==========                             =============

To officers and shareholders for repayment of cash advances:

                    Number           Name of persons       Amount of
Date(s)             of Shares        to whom issued--      Consideration
-------             ----------       ----------------      -------------
Aug. 4/Dec. 31      1,370,601        Deng Shan             $    338,705
Aug. 4/Dec. 31        487,330        Daniel Mendez               99,121
Aug. 4/Dec. 31        685,634        Albert Figueroa            119,980
August 4               30,932        Steven Chaussy               7,733
August 4              145,871        Wan Lin                     36,468
                    ----------                             -------------
                    2,720,368                              $    602,007
                    ==========                             =============

To service providers for past services:

                    Number           Name of persons       Amount of
Date(s)             of Shares        to whom issued--      Consideration
-------             ----------       ----------------      -------------
February 29             8,000        Linda Collin          $      8,000
August 4               15,427        Bernard Kruer               16,666
August 4               10,285        Gymar, Inc.                  8,333
Aug. 4/Dec. 31        334,909        Steven Chaussy              92,500
August 4               25,459        Kelly Chen                  18,028
August 4            1,000,000        Danny Nguyen               250,000
August 4              500,000        Wang Changhong             125,000
December 31           428,571        Danilo Cacciamatta          60,000
December 31           107,143        Marcia Hein                 15,000
December 31            40,584        Harold McLendon              7,500
December 31            40,584        Li Chuming                   7,500
                    ----------                             -------------
                    2,510,962                              $    608,527
                    ==========                             =============

To shareholders for cash:

                    Number           Name of persons       Amount of
Date(s)             of Shares        to whom issued--      Consideration
-------             ----------       ----------------      -------------
January 7             200,000        John Prentice         $    100,000
March 1               100,000        Donald Geralds              50,000
March 13              165,000        Leonard Davis               82,500
Apr. 4/May 19         122,272        Michael Mercer              50,000
                    ----------                             -------------
                      587,272                              $    282,500
                    ==========                             =============

         All stock issuances were conducted pursuant to section 4(2) under the 1933 Act without the involvement of underwriters. Stock issuances other than for cash were valued at market, generally determined by the low bid quotation.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company operates a liquefied petroleum gas (LPG) distribution business in South China and, beginning in the second quarter of 2000, ships petroleum to South East Asia.

         Results of Operations
         ---------------------

         2000 Compared to 1999

         LPG sales increased 94% and gross profit decreased from 35% to 12% of net sales. The volume increase is due to the expansion of our wholesale business. Increased LPG availability has reduced the practice of long-term contracts for the delivery of LPG at fixed prices to retail customers. That practice produced higher margins in the past but also exposed us to the risk of sudden increases in the cost of LPG. The growing demand for LPG at the wholesale level, although at lower margins, comes with the practice of prompt payment and no price risk. We are well positioned to take advantage of the increased volume of business from the wholesale sector.

         Our deferred revenue represents the prepaid and unearned portion of our retail long-term contracts. These contracts ranged from one to five years, with the most popular term being three years. As of December 31, 2000, most of our contracts in place will expire within one year. There are no built-in losses in our contracts in place and we do not anticipate significant losses in the future.

         Our first and only shipment of oil took place in the second quarter of 2000 when we shipped 30,000 metric tons of diesel oil valued at $6.7 million to Vinapco, a state-owned Vietnamese company. This shipment was not profitable primarily due to 1) the inability of our joint venture partners to perform, 2) a sudden increase in the price of crude and 3) generally higher costs than anticipated. On the positive side, we 1) demonstrated our ability to perform on a significant contract, 2) assembled the necessary network of agents and contacts, and 3) are no longer a newcomer to this field.

         We have not been able to find a desirable bid environment since then due to excessive market volatility. We are prepared to resume our oil delivery activities as soon as market conditions stabilize and we are confident that we shall be able to achieve profitable shipments of petroleum in the third quarter of 2001.

         Selling and administrative expenses declined by $350,000 or 13%. We paid our three executive officers common stock bonuses valued at $1,200,000 in 1999 and none in 2000. The 2000 decline was offset by start up expenses of $300,000 related to our two joint ventures, LV/UAPC and LV/LLC, by $400,000 paid in common stock to key consultants assisting us in developing a viable business shipping petroleum products to South East Asia, and the $250,000 for the settlement reached with CMD.

         Interest expense increased 12% primarily due to financing costs in connection with the first petroleum shipment.

         1999 Compared to 1998

         Revenues increased $147,000 or 9%.

         Gross profit increased to 35% from 16%. This increase reflects the continued demand for LPG in the consumer sector and lower costs.

         Selling and administrative expenses increased primarily due to the issuance of common stock bonuses to our three executive officers.

         Interest expense decreased by $50,000 as a result of lower rates charged by our Chinese lenders.

         Currency Consideration

         The Company's LPG operations are conducted in the People's Republic of China whose currency, the Renminbi (RMB), is pegged to the US Dollar. The exchange rate as of December 31, 2000 and the average rate during each of the periods presented in the accompanying consolidated financial statements was 8.28 RMBs to 1 US$. No representation is made that any RMB amount could have been, or could be, converted into US dollars at these rates or any other rates of exchange.

         Petroleum shipments are priced in US dollars.

         Liquidity and Capital Resources
         -------------------------------

         The Company has experienced significant operating losses from inception and has financed its activities to date through cash advances from affiliates, loans from Chinese banks and sales of its common stock. Availability, source, amount and terms of any additional financing are uncertain at this time, and by no means assured.

         The Company has relied heavily on the financial resources that its Chairman and largest shareholder has been able to make available. In particular, the first oil shipment could not have taken place without the Chairman's posting of a performance bond on behalf of the Company and facilitating the procurement of the required letters of credit. The cost of these credit facilities has been charged to the Company at the same amount incurred by the Chairman.

         The Company believes it will require at least an additional $1,000,000 of new capital in order to fund its plan of operations over the next 12 months. This estimate presumes that the PRC banks will continue to allow Xinmao to roll over the loans aggregating $1,645,000 owed to such banks and the Affiliates will not demand payment of the aggregate $1,583,000 owed to them. The Affiliates have advised the Company that they will not demand payment of the amounts owed them for at least 12 months; however there is no assurance that the PRC banks will continue to allow Xinmao to roll over the loans due for repayment. The Company expects to fund its working capital requirements over the next 12 months from additional advances from its affiliates and the sale of its common stock.

         There can be no assurance, however, that the Company will be able to obtain additional capital sufficient to fund its working capital requirements in a timely manner. The report of the Company's independent auditor for the fiscal year ended December 31, 2000 states that due to the Company's recurring operating losses, there is substantial doubt about the Company's ability to continue as a going concern.

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


Item 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Largo Vista Group, Ltd.

I have audited the accompanying consolidated balance sheet of Largo Vista Group, Ltd. as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Largo Vista Group, Ltd. as of December 31, 2000, and results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 11, the Company restated its 1999 consolidated statement of shareholders' deficit.


                             /s/ Jaak (Jack) Olesk, CPA


Beverly Hills, California
April 9, 2001

                             LARGO VISTA GROUP, LTD.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

Current assets
   Cash                                                            $     39,766
   Inventories                                                          316,726
   Advances to suppliers                                                199,581
   Other                                                                 57,315
                                                                   -------------
     Total current assets                                               613,388
                                                                   -------------

Property and equipment, at cost                                       1,184,654
Less accumulated depreciation                                          (363,594)
                                                                   -------------
   Net property and equipment                                           821,060
                                                                   -------------

Other assets                                                             23,523
                                                                   -------------

                                                                   $  1,457,971
                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Notes payable to banks                                          $  1,644,927
   Accrued interest                                                     337,878
   Accounts payable                                                     675,386
   Accrued expenses                                                     566,629
   Deferred revenue                                                     188,230
   Due to affiliates                                                  1,582,951
                                                                   -------------
     Total current liabilities                                        4,996,001
                                                                   -------------

Commitments and contingencies                                                --

Shareholders' Deficit
   Common Stock, $.001 par value, 400,000,000
   shares authorized, 218,804,745 shares issued
   and outstanding                                                      218,805
   Additional paid-in capital                                        12,467,623
   Accumulated deficit                                              (16,228,158)
   Accumulated other comprehensive income:
     Foreign currency translation adjustment                              3,700
                                                                   -------------
     Total shareholders' deficit                                     (3,538,030)
                                                                   -------------

                                                                   $  1,457,971
                                                                   =============

          See accompanying notes to consolidated financial statements.

                             LARGO VISTA GROUP, LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Year ended December 31,
                                               ---------------------------------
                                                    2000               1999
                                               --------------     --------------

Net sales
  LPG                                          $   3,431,525      $   1,765,124
  Petroleum shipment                               6,706,498                 --
                                               --------------     --------------

                                                  10,138,023          1,765,124
                                               --------------     --------------

Costs and expenses
  LPG                                              3,021,124          1,153,910
  Petroleum shipment                               6,810,957                 --
  Selling and administrative                       2,305,837          2,661,416
                                               --------------     --------------

                                                  12,137,918          3,815,326
                                               --------------     --------------

Loss from operations                              (1,999,895)        (2,050,202)

Interest expense                                    (166,671)          (148,286)
                                               --------------     --------------

   Net loss                                       (2,166,566)        (2,198,488)

Other comprehensive gain (loss)                           --                 --
                                               --------------     --------------

Comprehensive loss                             $  (2,166,566)     $  (2,198,488)
                                               ==============     ==============

Basic and diluted net loss per share           $       (0.01)     $       (0.01)
                                               ==============     ==============

Basic and diluted weighted average
   common shares                                 214,487,586        192,652,800
                                               ==============     ==============

          See accompanying notes to consolidated financial statements.

                                       LARGO VISTA GROUP, LTD.
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT - RESTATED
                               YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                            Foreign
                                     Common stock            Additional                     Currency         Total
                             ----------------------------     Paid-in      Accumulated     Translation   Shareholders'
                                 Shares        Amount         Capital        Deficit       Adjustment       Deficit
                             -------------  -------------  -------------  -------------   -------------  -------------
Balance at December 31, 1998  183,863,021   $    183,863   $  8,138,245   $(11,863,104)   $      3,700   $ (3,537,296)
Common shares issued for:
  Compensation                 21,045,051         21,045      1,884,211             --              --      1,905,256
  Services                      3,652,260          3,653        329,211             --              --        332,864
  Cash                            700,000            700         34,300             --              --         35,000
  Repayment of
    cash advances               3,122,223          3,122        285,878             --              --        289,000
Foreign currency
  translation adjustment               --             --             --             --              --             --
Net loss                               --             --             --     (2,198,488)             --     (2,198,488)
                             -------------  -------------  -------------  -------------   -------------  -------------
Balance at December 31, 1999  212,382,555        212,383     10,671,845    (14,061,592)          3,700     (3,173,664)
Common shares issued for:
  Compensation                    603,588            604        308,562             --              --        309,166
  Services                      2,510,962          2,511        606,016             --              --        608,527
  Cash                            587,272            587        281,913             --              --        282,500
  Repayment of
    cash advances               2,720,368          2,720        599,287             --              --        602,007
Foreign currency
  translation adjustment               --             --             --             --              --
Net loss                               --             --             --     (2,166,566)             --     (2,166,566)
                             -------------  -------------  -------------  -------------   -------------  -------------
Balance at December 31, 2000  218,804,745   $    218,805   $ 12,467,623   $(16,228,158)   $      3,700   $ (3,538,030)
                             =============  =============  =============  =============   =============  =============

                         See accompanying notes to consolidated financial statements.

                             LARGO VISTA GROUP, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Year ended December 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------

Cash flows from operating activities:
  Net loss                                          $(2,166,566)    $(2,198,488)
  Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization                       40,488          45,319
     Loss on disposal of assets                          78,015          62,567
     Common stock issued for services                   608,527         332,864
     Common stock issued for compensation               309,166       1,905,256
  Changes in assets and liabilities:
     Inventories                                       (152,944)         62,603
     Prepaids and other                                (116,787)        (27,423)
     Accounts payable                                   559,433        (184,224)
     Accrued expenses                                   339,163           5,754
     Accrued interest                                    87,762         148,286
     Deferred revenue                                  (873,129)       (329,008)
                                                    ------------    ------------
Net cash from operating activities                   (1,286,872)       (176,494)
                                                    ------------    ------------
Cash flows from investing activities:                        --              --
                                                    ------------    ------------
Cash flows from financing activities:
     Notes payable                                     (105,221)        105,002
     Issuance of common stock                           282,500          35,000
     Advances from affiliates                         1,132,980          39,343
                                                    ------------    ------------
Net cash from financing activities                    1,310,259         179,345
                                                    ------------    ------------

Increase in cash                                         23,387           2,851

Cash at beginning of year                                16,379          13,528
                                                    ------------    ------------
Cash at end of year                                 $    39,766     $    16,379
                                                    ============    ============

Supplemental cash flow information:

Interest paid                                       $    78,909     $        --
                                                    ============    ============

Income taxes paid                                   $        --     $        --
                                                    ============    ============
Non-cash investing and financing activities:

Common stock issued for cash advances               $   602,007     $   289,000
                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Largo Vista Group, Ltd. ("Largo Vista"or the "Company"), incorporated in Nevada on January 16, 1987, and its wholly-owned subsidiaries, Everlasting International, Ltd. ("Everlasting"), incorporated in Nevada on January 25, 1995, and Kunming Xinmao Petrochemical Industrial Co., Ltd. ("Xinmao"), a Chinese joint venture 66.67% owned by Everlasting. The minority partner is a Chinese Government Entity that has contractually agreed to place all power and day-to-day decisions in the hands of the majority. The Chinese minority partner is not responsible for Xinmao's losses; accordingly, no portion of those losses is allocated to the minority interest. All amounts are in U.S. dollars unless otherwise indicated. All significant intercompany balances and transactions have been eliminated in consolidation. Largo Vista operates a liquefied petroleum gas (LPG) distribution business in South China, and, beginning the second quarter of 2000, ships petroleum products to Southeast Asia.

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

The national currency of the People's Republic of China, the Renminbi (RMB), is pegged to the U.S. dollar. As of December 1998, 1999 and 2000, the exchange rate was 8.28 RMBs to US$1.00 and the average rate of exchange for fiscal 1999 and 2000 was also 8.28. However, no representation is made that any Renminbi amounts could have been, or could be, converted into U.S. dollars at these rates or any other rates.

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

INVENTORIES

Inventories are valued at lower of cost or market on the first-in, first-out basis and consist primarily of LPG.

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

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG LIVED ASSETS (CONTINUED)

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

REVENUE RECOGNITION

The Company generally recognizes revenue upon delivery of LPG to the customer. In addition, the Company contracts with certain customers for the delivery of LPG bottles over a 1 to 5 year period. The customer is required to pay a non-refundable amount at the time the contract is purchased. This entitles the customer to receive one bottle of gas each month during the contract life at a reduced fixed price. The prepayment is recorded as deferred revenue at the beginning of the contract and the appropriate prorated amount is realized as revenue when an empty bottle is exchanged for a full bottle. If customers do not exchange their allotted number of bottles by the end of the contract term, the excess deferred revenue is recognized as income.

Revenue associated with shipments of petroleum products is recognized when title passes to the customer.

There are no significant credit transactions.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

STOCK BASED COMPENSATION

The Company has adopted the disclosure provisions only of SFAS 123 and continues to measure compensation costs related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees, and related interpretations.

RECLASSIFICATIONS

Certain items in the 1999 financial statements have been reclassified to conform to 2000 classifications.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 2 - BASIS OF PRESENTATION AND CONSIDERATIONS RELATED TO CONTINUED EXISTENCE (GOING CONCERN)

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses and its liabilities exceed its assets by over $3,500,000 at December 31, 2000. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company intends to raise additional operating funds from its affiliates and through equity and debt offerings. However, there can be no assurance it will be successful in this endeavor.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash and bank balances approximates their fair value because of the short maturity of those instruments.

The fair value of the notes payable to banks based on the interest rates currently available for borrowings with similar terms and maturities approximates the carrying amount of those borrowings. The fair value of the amounts due to affiliates cannot be determined due to the related party nature of the obligations.

NOTE 4 - PROPERTY AND EQUIPMENT

                                                                      YEARS OF
                                             DECEMBER 31, 2000       USEFUL LIFE
                                             -----------------       -----------
Storage tanks                                $        465,337            20
Building and leasehold improvements                   291,865            25
Railroad cars and trucks                              242,224             8
LPG Bottles                                           111,529             5
Equipment                                              73,699             5
                                             -----------------
                                                    1,184,654
Accumulated depreciation                             (363,594)
                                             -----------------
                                             $        821,060
                                             =================

NOTE 5 - NOTES PAYABLE TO BANKS

The balance at December 31, 2000 represents the aggregate borrowings from various PRC banks at average interest rates of approximately 7 percent. In the past, Xinmao has been allowed by the PRC bankers to roll over the loans due for repayment. Accordingly, consistent with previous years, management believes that the existing bank loans will again be renewed when they become due. However, there can be no assurance that the PRC banks will continue to renew these loans.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts due to affiliates at December 31, 2000 include $471,000 due to Xinmao's minority partner and $1,111,951 due to executive officers for cash advances. All amounts are non-interest bearing.

All shares of common stock issued in 1999 and 2000 for compensation and repayment of cash advances involved executive officers and shareholders. These issuances were valued at market, generally determined by the low bid quotation.

NOTE 7 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a 100% valuation allowance., as the utilization of the loss carryforwards cannot reasonably be assured.

At December 31, 2000, the Company has a net operating loss carryforward for federal tax purposes of approximately $7,600,000, which, if unused to offset any future taxable income, will expire beginning in 2010 through 2020.

Under Section 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards is limited after a change in the ownership of the Company, as defined.

NOTE 8 - LOSS PER COMMON SHARE

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

                                                    Year ended December 31,
                                               ---------------------------------
                                                    2000               1999
                                               --------------     --------------

Basic and diluted loss per share:

Numerator
-------------

Net loss                                       $  (2,166,566)     $  (2,198,488)
                                               --------------     --------------

Denominator
-------------

Basic and diluted weighted average
number of common shares outstanding              214,487,586        192,652,800
                                               --------------     --------------

Basic and diluted loss per share               $       (0.01)     $       (0.01)
                                               ==============     ==============

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


The Company has no potentially dilutive securities, options, warrants or other rights outstanding.


NOTE 9 - SEGMENT INFORMATION

Beginning in 2000, the Company's operations are classified into two principal reportable segments that provide different products.

                                                       PETROLEUM      RECONCILING
                                          LPG          SHIPMENTS         ITEMS           TOTAL
                                     -------------   -------------   -------------   -------------
Net sales                            $  3,431,525    $  6,706,498    $         --    $ 10,138,023

Interest expense                          134,075          32,596              --         166,671

Depreciation and amortization              40,488              --              --          40,488

Loss from operations                     (386,000)       (957,000)       (823,566)     (2,166,566)

Assets                                  1,453,798              --           4,173       1,457,971

Expenditures for long-lived assets             --              --              --              --

Reconciling items consist of corporate items that are not allocated to the two segments. The chief decision maker does not consider these items when making segment operating decisions.

NOTE 10 -COMMITMENTS AND CONTINGENCIES

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company and its subsidiaries. The most significant of these are described below.

Everlasting, Plaintiff vs. CHAN MAU TAK ("CMD"), Defendant
----------------------------------------------------------

Everlasting brought this lawsuit against CMD in Hong Kong for breach of the purchase agreement wherein Everlasting acquired the assets of Xinmao from CMD. The basis of the case is that CMD made fraudulent representations concerning the assets of Xinmao at the time of purchase. The court ordered an Interlocutory Judgment in October 1998 in favor of Everlasting for approximately $127,000 plus damages incurred plus interest @ 13.08% per annum. CMD filed an appeal, based on failure of service of process. The Company intends to vigorously pursue collection of this Judgment.

In 1998, CMD had obtained a judgment from a Kunming court against the Company. On December 2, 2000, the Company agreed to settle the CMD judgment for RMB 2,000,000 ($241,500), due $145,000 on May 1, 2001, and $96,500 on December 31,
2001. The Company has accrued $250,000 at December 31, 2000, for the amount of the settlement and related expenses.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Largo Vista/UAPC Partners (LV/UAPC) Joint Venture Dispute
---------------------------------------------------------

During the second quarter of 2000, the Company concluded that UAPC was unable to provide reliable suppliers of petroleum products at reasonable terms. Since that time, the Company's efforts to reach a resolution with UAPC, including UAPC's reimbursement of its fair share of the joint venture costs, have been unsuccessful. On March 1, 2001, UAPC filed a suit against the Company for various contractual breaches, seeking unspecified damages. No estimate as to the ultimate liability from this dispute, if any, can be made at this time.


NOTE 11 - RESTATEMENT

The Company has restated its consolidated financial statements for the years ended December 31, 1999 and 1998 to correct an error in the financial statements previously filed. The error was caused by a computer malfunction compounded by inadequate data back-up procedures. As Company personnel attempted to restore lost information, data from a corrupted file was inadvertently included in the financial statements previously filed. This error increased 1998 selling, general and administrative expenses by $ 325,146 and increased accumulated deficit and additional paid in capital at December 31, 1999 by the same amount. The effect of the correction of this error was to reduce 1998 selling, general and administrative expenses by $325,146 and decrease accumulated deficit and additional paid in capital at December 31, 1999 by the same amount.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's consolidated financial statements included in this filing have been audited by Jaak (Jack) Olesk, CPA, whose report, included elsewhere herein, is modified to reflect substantial doubt about the Company's ability to continue as a going concern. Jaak (Jack) Olesk, CPA, resigned as the Company's auditor on March 16, 2000. In his letter of resignation, Mr. Olesk, who is both a CPA and an attorney, informed the Company that he intended to pursue the practice of law exclusively. At no time was there any disagreement between the Company and Jaak
(Jack) Olesk, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On December 15, 2000, the Company reappointed Mr. Olesk as auditor.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and positions of the directors and executive officers of the Company as of March 31, 2001, are as follows:

Name                         Age      Position
----                         ---      --------

Daniel J. Mendez             48       President and Director

Albert N. Figueroa           34       Secretary/Treasurer and Director

Deng Shan                    50       Chairman of the Board of Directors

Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Daniel J. Mendez, President, is responsible for investor relations, coordination of information with market makers and brokers and potential partners, coordination of all agreements, corporate financing, and liaison with Chinese operations. Mr. Mendez joined the Company in October 1991.

Albert N. Figueroa, Secretary and Treasurer, is the gatekeeper of all corporate documents and information, maintains the minute book and all corporate records and agreements, keeps the books, liaisons with all outside service providers, and generally coordinates the flow of information within the Company. Mr. Figueroa joined the Company in July 1991.

Deng Shan, Chairman of the Board of Directors, is well versed in the business practices of China. Early in his career Mr. Deng was a lecturer in Wuhan Chemical Engineering School. Later he advanced to associate professor at Huazhong University of Science and Technology. In 1989, Mr. Deng became the Director, Science and Technology Commission, Nanshan District Government, China. In 1994, Mr. Deng was appointed Chief Executive Officer/Chairman of the Board of four commercial companies. Mr. Deng joined the Company in April 1997.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the last three years to its three executive officers.

                                        Summary Compensation Table
                                        --------------------------
                                                              Long-Term Compensation
                                                              ----------------------
                              Annual Compensation                     Awards                    Payouts
                     ---------------------------------------          ------                    -------
     (a)       (b)       (c)          (d)          (e)           (f)          (g)          (h)          (I)

Name                                              Other                                              All other
and                                               Annual     Restricted    Securities      LTIP       Compen-
Principal                                        Compen-        Stock      Underlying    Options/      sation
Position       Year   Salary ($)   Bonus ($)    sation ($)   Awards ($)    (SARs) (#)      ($)      Payouts ($)
-----------------------------------------------------------------------------------------------------------------

Daniel         2000       120,000         0         0             0            0            0            0
Mendez,        1999       150,000   661,618         0             0            0            0            0
President      1998       220,000         0         0             0            0            0            0

Albert         2000        60,000         0         0             0            0            0            0
Figueroa,      1999       100,000   275,034         0             0            0            0            0
Secretary      1998       100,000         0         0             0            0            0            0

Deng Shan,     2000       100,000         0         0             0            0            0            0
Chairman       1999       100,000   261,827         0             0            0            0            0
               1998       100,000         0         0             0            0            0            0

Notes:

(1) The officers listed above were paid all their salary and bonus compensation by the issuance of unregistered common stock valued at market, generally determined by the low bid quotation.

(2) Daniel J. Mendez, President, serves under an annual employment contract renewed effective January 1, 2001 at annual compensation of $120,000, that may be terminated upon 30 days written notice of either party.

(3) Albert N. Figueroa, Secretary/Treasurer, serves under an annual employment contract renewed effective January 1, 2001 at annual compensation of $60,000 that may be terminated upon 30 days written notice of either party.

(4) Deng Shan, Consultant, serves under an annual Agreement for Services renewed effective January 1, 2001 at annual compensation of $100,000, that may be terminated upon 30 days written notice of either party.

(5) The above officers, comprising the Company's Board of Directors, receive no additional compensation for serving as directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of March 31, 2001, of the Company's common stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by officers and directors of the Company as a group.

                                                Beneficial        Percentage
Name and Address (1)                            Ownership         of Class
--------------------                            ---------         --------

Daniel Mendez                                   19,569,299          8.94%

Albert Figueroa                                  6,158,777          2.82%

Deng Shan (2)                                   84,730,320         38.72%

All directors/officers as a group (3 persons)  110,458,396         50.48%

(1) The address for all persons listed is 4570 Campus Drive, Newport Beach, CA 92660
(2) Mr. Deng Shan owns 2,547,634 (1.16%) shares personally, and 82,182,686 (37.56%) shares through his majority owned corporation, Proton Technology Corporation Limited.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of February 28, 2001, other than issuances of common shares to executive officers as compensation or in satisfaction of cash advances, there have been no transactions to which the Company was a party involving $60,000 or more and in which any director, executive officer, or holder of more than five percent of our common stock had a material interest.


Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

10.   Material Contracts

 .(a) Contract. Largo Vista Group, Ltd. and Sentio Corporation, December 28,
     1998, (filed Form 10SB, 11/2/99)
 .(b) Contract. Hong Kong De Xiang Tuo Yi Industrial Company, August 28, 1992
     (filed Form 10SB, 11/2/99)
 .(c) Plan and Agreement of Reorganization between Largo Vista Group, Ltd.,
     Proton Technology Corporation, Ltd. and Everlasting International, December 21, 1996 (filed Form 10SB, 11/2/99)
 .(d) Joint Venture Agreement of Kunming Xinmao Petrochemical Industry Co., Ltd.,
     August 8, 1992 (filed Form 10SB, 11/2/99)
 .(e) Approval Certificate of Enterprise with Foreign Investment in the People's
     Republic of China (filed Form 10SB, 11/2/99)
 .(f) Business License of Enterprise in the Peoples Republic of China (filed Form
     10SB, 11/2/99)
 .(g) Business Permit to Engage in LPG Business in Yunnan Province (filed Form
     10SB, 11/2/99)
 .(h) Notice of Subsidiaries of the Agriculture Bank of China, Yunnan Provincial
     Branch, Acting as Agents for Collection and Receipt of Payment for Kunming Xinmao Petrochemical Industry Co., Ltd. (filed Form 10SB, 11/2/99)
 .(i) Agreement of Supply of Liquefied Petroleum Gas, March 18, 1996 (filed Form
     10SB, 11/2/99)
 .(j) Method of Insurance for LPG Credit, August 26, 1997 (filed Form 10SB,
     11/2/99)
 .(k) Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd.
     and Wuhan Minyi Fuel Gas Petrochemical Company Limited, March 14, 1999 (filed Form 10SB, 11/2/99)
 .(l) Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd.
     and Guilin Municipal Garden Fuel Gas Pipelines Limited, March 29, 1999 (filed Form 10SB, 11/2/99)
 .(m) Approval Certificate of Enterprisees with Foreign Investment in the Peoples
     Republic of China, August 21, 1992 (filed Form 10SB, 11/2/99)
 .(n) Contract. Enterprise Ownership Transfer Agreement "Ten Year Leasing
     Contract", Seller Chen Mao Tak, Purchaser Everlasting International, Ltd., third party Kunming Fuel General Company, November 8, 1995 (filed Form 10SB-A1, 1/14/2000 as EX-10.D)
 .(o) Joint Venture Agreement. Largo Vista with the United Arab Petroleum
     Corporation ("UAPC"), known as Largo Vista/UAPC Partners (filed Form 10SB-A1, 1/14/2000 as EX-10.F)
 .(p) Memorandum of Association Limited Liability Company. Largo Vista Group,
     Ltd., LLC, Dubai, UAE, October 12, 1999, Largo Vista Group, Ltd., UAPC, and Sheik Al Shabani, named Largo Vista Group Limited, Limited Liability
     Company of the UAE (filed Form 10SB-A1, 1/14/2000 as EX-10.G)

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

(b) Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                     Title                      Date
----------------------------  ------------------------   -----------------------


/s/Daniel J. Mendez           President                  April 16, 2001
----------------------------
Daniel J. Mendez

/s/Albert N. Figueroa         Secretary/Treasurer        April 16, 2001
----------------------------
Albert N. Figueroa

/s/ Deng Shan                 Chairman                   April 16, 2001
----------------------------
Deng Shan