Form 10QSB
period 2001-03-31
LARGO VISTA GROUP LTD
filed 2001-05-21
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended March 31, 2001

                        Commission file number 000-30426

                             LARGO VISTA GROUP, LTD
                 (Name of Small Business Issuer in Its Charter)

         Nevada                                           76-0434540
(State of Incorporation)                       (IRS Employer Identification No.)

                    4570 Campus Drive Newport Beach, CA 92660
                    (Address of Principal Executive Offices)

                                 (949) 252-2180
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 220,540,090 shares of Common Stock ($.001 par value) as of May 17, 2001.


Transitional small business disclosure format:  Yes [ ]   No  [x]

                             LARGO VISTA GROUP, LTD.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending March 31,2001


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet:
                  March 31, 2001 and December 31, 2000

                  Consolidated Statements of Losses:
                  Three Months Ended March 31,2001 and 2000

                  Consolidated Statements of Cash Flows:
                  Three Months Ended March 31,2001 and 2000

                  Notes to Consolidated Financial Statements:


Item 2.  Management's Discussion and analysis


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)


                             LARGO VISTA GROUP, LTD.
                           CONSOLIDATED BALANCE SHEET

                                                          Unaudited
                                                        March 31, 2001   December 31, 2000
                                                        -------------      -------------
Current Assets:
  Cash                                                  $     45,907       $     39,766
  Accounts Receivable                                         25,730                  -
  Inventories                                                264,538            316,726
  Advances to suppliers                                      275,792            199,581
  Other                                                       86,960             57,315
                                                        -------------      -------------
      Total Current Assets                                   698,927            613,388

Property and equipment, at cost                            1,184,654          1,184,654
Less accumulated depreciation                               (391,559)          (363,594)
                                                        -------------      -------------
    Net property and equipment                               793,095            821,060

Other Assets                                                  25,158             23,523
                                                        -------------      -------------

                                                        $  1,517,180       $  1,457,971
                                                        =============      =============
Liabilities and Deficiency in Shareholder's Equity

Current Liabilities:
   Notes payable to banks                               $  1,644,927       $  1,644,927
   Accrued interest                                          384,828            337,878
   Accounts payable                                          710,445            675,386
   Accrued expenses                                          748,018            566,629
   Deferred revenue                                          239,437            188,230
   Due to affiliates                                       1,798,637          1,582,951
                                                        -------------      -------------
       Total Current Liabilities                           5,526,292          4,996,001

Commitments and contingencies                                      -                  -

Deficiency in Shareholder's Equity:

Common Stock, $ .001 par value, 400,000,000 shares
authorized, 218,804,745 issued and outstanding at
March 31, 2001 and December 31, 2000                         218,805            218,805
Additional paid in capital                                12,467,623         12,467,623
Accumulated deficit                                      (16,699,240)       (16,228,158)
Accumulated other comprehensive income:
   Foreign Currency translation adjustment                     3,700              3,700
                                                        -------------      -------------
      Deficiency in Shareholder's Equity                  (4,009,112)        (3,538,030)

                                                        $  1,517,180       $  1,457,971
                                                        =============      =============

          See accompanying notes to the unaudited financial statements

                             LARGO VISTA GROUP, LTD.
                        CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                  2001                 2000

Sales                                        $     705,230       $     734,840
Cost of Sales                                      742,257             646,494
                                             --------------      --------------
Gross Profit (loss)                                (37,027)             88,346

Expenses
  Selling and administrative                       374,123             406,837
  Depreciation                                      27,965              32,434
  Interest                                          31,967              34,756
                                             --------------      --------------
                                                   434,055             474,027

   Net Loss                                  $    (471,082)      $    (385,681)
                                             ==============      ==============


Basic and diluted net loss per share         $       (0.00)      $       (0.00)
                                             ==============      ==============

Basic and diluted weighted average common
shares                                         218,804,745         212,630,477
                                             ==============      ==============

    See accompanying notes to the unaudited consolidated financial statements


                                  LARGO VISTA GROUP, LTD.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2001               2000
Cash flows from operating activities:
  Net loss                                                        $(471,082)      $(385,681)
  Adjustments to reconcile net loss to net cash
       used by operating activities:
       Depreciation and amortization                                 27,965          32,434
       Loss on disposal of assets                                         -               -
       Common stock issued for services                                   -           8,000
       Common stock issued for compensation                               -               -
       Changes in assets and liabilities:
          Accounts receivable                                       (25,730)         (1,169)
          Inventories                                                52,187         (65,586)
          Prepaid expenses and other                               (107,491)          6,125
          Accounts payable                                           35,065         (96,159)
          Accrued expenses                                          181,389          80,810
          Accrued interest                                           46,950          31,089
          Deferred revenue                                           51,202           1,316
                                                                  ----------      ----------
Net cash (used in)/ provided by from operating
activities                                                         (209,545)       (388,821)
Cash flows (used in)/ provided by from financing activities:
       Note payable                                                       -         158,393
       Issuance of common stock                                           -          35,056
       Advances from affiliates                                     215,686         232,500
                                                                  ----------      ----------
Net cash provided by financing activities                           215,686         425,949

Net increase in cash and cash equivalents                             6,141          37,128

Cash and cash equivocates at beginning of period                     39,766          16,377
                                                                  ----------      ----------
Cash and cash equivocates at end of period                        $  45,907       $  53,505
                                                                  ==========      ==========

Supplemental cash flow information:
Interest paid                                                     $     248        $      -
Income taxes paid                                                         -               -
Common stock issued in exchange for services rendered                     -           8,000

  See accompanying footnotes to the unaudited consolidated financial statements

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31 ,2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.


NOTE B- BASIS OF PRESENTATION
-----------------------------

The accompanying consolidated financial statements include the accounts of Largo Vista Group, Ltd., a Nevada corporation, its wholly-owned subsidiary, Largo Vista, Inc., an inactive California corporation, its wholly owned subsidiary Everlasting International, Ltd., a Nevada corporation and Kunming Xinmao Petrochemical Industrial Co., Ltd., ("Xinmao") a Chinese entity (66.67% owned by Everlasting International, Ltd., and 33.33% by a Chinese government entity), (collectively the "Company" or "Largo"). Until March, 2001, Xinmao operated a natural gas (LPG) distribution business. Additionally, another entity has been formed and was operational in the first quarter of the year named Zunyi.

All operating revenues and expenses are generated by Xinmao and Zunyi The parent company incurs general and administrative expenses overseeing Xinmao's and Zunyi's operations and complying with applicable reporting functions. All significant intercompany transactions and balances have been eliminated in consolidation. All amounts in these condensed consolidated financial statements and notes thereto are stated in Unites States dollars.

NOTE C- SUBSEQUENT EVENT
------------------------

On April 27, 2001 the Company liquidated essentially all the assets and operations of Xinmao. The liquidation occurred in China at auction. The company expects to record a fiscal 2001 second quarter pre-tax charge in the range of $600,000 to $800,000 relative to the liquidation of the assets of the discontinued operations. It is anticipated that the Company will be relieved of debts of approximately $4,000,000 to $4,500,000 resulting in recognition of pretax income from discontinued operations of the aforementioned amount.


Item 2.  Management's Discussion and Analysis

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company
--------------------------

The Company is principally engaged in the resale of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East. At the end of March of 2001 a decision was made to place Xinmao into liquidation. Xinmao was the principal business entity of our company. The Company is pursuing other business ventures in the Far East similar to its Zunyi subsidiary .

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included Herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

Results of Operations (Three Months Ended March 31, 2000 Compared to Three
--------------------------------------------------------------------------
Months Ended March 31, 2000)
----------------------------

Revenue
-------

As a result of competitive pressures in the market place, the Company's sales of liquid petroleum gas ("LPG") decreased $ 29,610, or 4% to $ 705,230 as compared to $ 734,840 of revenues during the same period in fiscal 2000.

Costs and expenses
------------------

The Company's cost of LPG sales increased $ 95,763 from $ 646,494 during the quarter ended March 31, 2000 to $ 742,257 during the first quarter in fiscal 2001. The product cost increases resulted from the Company's inability to pass on increased LPG costs to its customers due to competitive pricing pressures in the marketplace during the quarter ended March 31, 2001 as compare to the first quarter of 2000. Selling and administrative expenses decreased $ 32,714 from $ 406,837 in 2000 to $ 374,123 during the quarter ended March 31, 2001. The decrease is a result of the Company's emphasis on controlling corporate overhead costs. Interest costs remained relatively constant during the first quarter of 2001 as compared to 2000.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, Largo had a deficiency in working capital of $ 4,827,365 compared to a deficit in working capital of $ 4,382,613 at December 31, 2000, a decrease in working capital of $ 444,752. The decrease in working capital was due to increases in accounts payable and accrued expenses of $ 215,686 during the three months ended March 31, 2001.

As a result of Largo's operating loss during the three months ended March 31, 2001, Largo generated a cash flow deficit of $ 209,945 from operating activities. Largo met its cash requirements during the period through proceeds of advances from affiliates of Company's major shareholders, of $ 215,686.

While the Company's principal shareholders have in the past provided the funds necessary to meet its working capital and financing needs, additional financing is required in order to meet Largo's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances Largo will be successful in raising the funds required.

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  None

         Item 2 - Changes in Securities and Use of Proceeds

                  (a) None

                  (b) None

                  (c) None


         Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LARGO VISTA GROUP, LTD.
                                                Registrant


May 15,2001                                     By: /s/ Daniel J. Mendez
-----------                                        ---------------------
Date                                                    Daniel J. Mendez
                                                        President