Form 10QSB
period 2001-06-30
LARGO VISTA GROUP LTD
filed 2001-08-21
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2001

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

                                 (949) 252-2180
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 221,601,000 shares of Common Stock ($.001 par value) as of June 30, 2001

Transitional small business disclosure format:  Yes [ ]   No  [x]

                             LARGO VISTA GROUP, LTD.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30,2001


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheet:
             June 30, 2001 and December 31, 2000                           4

                  Consolidated Statements of Losses:
                  Three Months Ended June 30, 2001 and 2000
                  Six Months Ended June 30, 2001 and 2000                  5

                  Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 2001 and 2000                  6

             Notes to Consolidated Financial Statements:                   7


Item 2.  Management's Discussion and Analysis                              8


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements (Unaudited)

                             LARGO VISTA GROUP, LTD.
                           CONSOLIDATED BALANCE SHEET

                                                        Unaudited
                                                      June 30, 2001 December 31, 2000
                                                      -------------   -------------
Current Assets:
  Cash                                                $    225,681    $     39,766
  Accounts Receivable                                        9,196               -
  Inventories                                               32,746         316,726
  Due from Subsidiary                                      326,481               -
  Advances to suppliers                                    138,871         199,581
  Other                                                     12,830          57,315
                                                      -------------   -------------
      Total Current Assets                                 745,805         613,388

Property and equipment, at cost                                  -       1,184,654
Less accumulated depreciation                                    -        (363,594)
                                                      -------------   -------------
    Net property and equipment                                   -         821,060

Other Assets                                                 8,273          23,523
                                                      -------------   -------------

                                                      $    754,078    $  1,457,971
                                                      =============   =============

Liabilities and Deficiency in Shareholder's Equity

Current Liabilities:
   Notes payable to banks                             $          -    $  1,644,927
   Accrued interest                                              -         337,878
   Accounts payable                                        136,068         675,386
   Accrued expenses                                        152,512         566,629
   Deferred revenue                                              -         188,230
   Due to affiliates                                       789,321       1,582,951
                                                      -------------   -------------
       Total Current Liabilities                         1,077,901       4,996,001

Commitments and contingencies                                    -               -

Deficiency in Shareholder's Equity:

Common Stock, $.001 par value, 400,000,000 shares
  authorized, 221,601,000 issued and outstanding at
  June 30, 2001 and 218,805 issued and outstanding
  at December 31, 2000                                     221,601         218,805
Additional paid in capital                              12,807,090      12,467,623
Accumulated deficit                                    (13,356,215)    (16,228,158)
Accumulated other comprehensive income:
   Foreign Currency translation adjustment                   3,700           3,700
                                                      -------------   -------------
   Deficiency in Shareholder's Equity                     (323,824)     (3,538,030)

                                                      $    754,077    $  1,457,971
                                                      =============   =============

          See accompanying notes to the unaudited financial statements


                             LARGO VISTA GROUP, LTD.
                        CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                               Three Months     Three Months      Six Months       Six Months
                                               Ended June 30,   Ended June 30,      Ended             Ended
                                                   2001              2000        June 30, 2000    June 30, 2000
                                               --------------   --------------   --------------   --------------
                                       Sales   $     782,733    $           0    $   1,193,127    $           0
                               Cost of Sales        (705,903)               -       (1,106,310)               -
                                               --------------   --------------   --------------   --------------
                                Gross Profit          76,830                -           86,817                -

                                    Expenses               -                -
                  Selling and Administrative         291,283                -          705,194                -
                                Depreciation               -                -           27,965                -
                                    Interest               -                -           31,967                -
                                               --------------   --------------   --------------   --------------
                                                     291,283                -          765,126                -
Net Loss from continuing operations net of
  tax benefit (0)                                   (214,453)               -         (678,309)               -
                                               --------------   --------------   --------------   --------------

Net Loss from operations of discontinued
  operations net of tax benefit (0)                        -         (456,182)         (15,181)        (841,863)
                                               --------------   --------------   --------------   --------------

Net Gain on Disposition of Subsidiary net
  of tax (0)                                       3,265,433                -        3,265,433                -
                                               --------------   --------------   --------------   --------------

Net Gain or (Loss), net of tax                 $   3,050,980    $    (456,182)   $   2,571,943    $    (841,863)
                                               ==============   ==============   ==============   ==============

Basic and Diluted net loss per share from
  continuing operations                                    -                -                -                -

  Weighted average common shares outstanding     221,601,000      212,916,691      220,203,000      212,680,191






                     See accompanying notes to the unaudited consolidated financial statements



                                       5

                             LARGO VISTA GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                       Six Months Ended June 30,
                                                        ------------------------
                                                           2001          2000


Net cash (used in)/ provided by from operating
activities                                              $(209,545)    $(884,670)


Net cash provided by financing activities                 395,460       932,547

Net increase in cash and cash equivalents                 185,915        47,877

Cash and cash equivocates at beginning of period           39,766        16,377
                                                        ----------    ----------
Cash and cash equivocates at end of period              $ 225,681     $  53,505
                                                        ==========    ==========






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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.


Reclassification

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.


NOTE B - BASIS OF PRESENTATION
------------------------------

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

During the second quarter of this year Everlasting International, Ltd. was liquidated.

All ongoing operating revenues and expenses are generated by Zunyi. The parent company incurs general and administrative expenses overseeing Zunyi's operations and exploring opportunities for new ventures. All significant intercompany transactions and balances have been eliminated in consolidation. All amounts in these condensed consolidated financial statements and notes thereto are stated in United States dollars.

Item 2.  Management's Discussion and Analysis

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company
--------------------------

The Company is principally engaged in the resale of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East. At the end of March of 2001 a decision was made to place Xinmao into liquidation. Xinmao was the principal business entity of our company. The Company is pursuing other business ventures in the Far East through its Zunyi subsidiary .


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

Results of Operations
---------------------

Revenue
-------

During the second three months ended June 30, 2001 the company realized $782,733 of revenue from continuing operations compared to $0 for the comparable period in the prior year. This is due to the fact that the company had discontinued operations in the prior period which did not carryforth to the current quarter. The first six month of the year reflected $1,193, 127 of revenues from continuing operations compared to $0 for the same six month period in the prior year. All of these revenues are related to the Zunyi subsidiary.

Costs and expenses
------------------

The company discontinued all of its operations with the exception of it's Zunyi subsidiary. Its costs of revenues for its continuing operation remained consistent at about 90%. Depreciation no longer became a significant factor because the company disposed of its fixed assets in connection with the liquidation of it's other subsidiaries. Indebtedness was liquidated in connection with the disposition of the companies assets consequently no interest was recorded in the second quarter of this year. Thc Company has maintained it's administrative infrastructure as it seeks new ventures in the Far East.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, Largo had a deficiency in working capital of $ 323,823 compared to a deficit in working capital of $ 4,382,613 at December 31, 2000, a increase in working capital of $4,058,790. The increase in working capital was due primarily to the liquidation of liabilities in connection with the companies foreign operations.

Largo generated a cash flow deficit of $ 209,545 from operating activities. Largo met its cash requirements during the period through traditional resources.

While the Company's principal shareholder has in the past provided the funds necessary to meet its working capital and financing needs, additional financing is required in order to meet Largo's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances Largo will be successful in raising the funds required.

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

                                       LARGO VISTA GROUP, LTD.
                                       Registrant


August 20, 2001                        By: /s/ Daniel J. Mendez
---------------                            -------------------------------------
Date                                       Daniel J. Mendez
                                           President and Chief Financial Officer