Form 10QSB
period 2001-09-30
LARGO VISTA GROUP LTD
filed 2001-11-14
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2001

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

                                 (949) 252-2180
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 226,051,320 shares of Common Stock ($.001 par value) as of November7 , 2001

Transitional small business disclosure format:  Yes [ ]   No [x]

                             LARGO VISTA GROUP, LTD.

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending September 30,2001


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheet:
             September 30, 2001 and December 31, 2000                         3

             Consolidated Statements of Losses:
             Three Months Ended September 30, 2001 and 2000
             Nine Months Ended September 30, 2001 and 2000                    4

             Consolidated Statements of Cash Flows:
             Nine Months Ended September 30, 2001 and 2000                    5

             Notes to Consolidated Financial Statements:                      6


Item 2.  Management's Discussion and Analysis                                 8


PART II.  OTHER INFORMATION                                                   9

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)

                                  LARGO VISTA GROUP, LTD.
                               CONSOLIDATED BALANCE SHEET

                                                             Unaudited
                                                             ---------
                                                         September 30, 2001     December 31, 2000
                                                         ------------------     -----------------
                            ASSETS
                            ------
Current Assets:
  Cash (Restricted $100,000)                                $    276,560       $     39,766
  Accounts Receivable                                             30,107                  -
  Inventories                                                     33,992            316,726
  Advances to suppliers                                          158,772            199,581
  Other                                                           29,548             57,315
                                                            -------------      -------------
      Total Current Assets                                       528,979            613,388

Property and equipment, at cost                                    2,227          1,184,654
Less accumulated depreciation                                          -           (363,594)
                                                            -------------      -------------
    Net property and equipment                                     2,227            821,060

Other Assets                                                       1,258             23,523
                                                            -------------      -------------

                                                            $    532,464       $  1,457,971
                                                            =============      =============
    LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
    --------------------------------------------------

Current Liabilities:
   Notes payable to banks                                   $          -       $  1,644,927
   Accrued interest                                               31,348            337,878
   Accounts payable                                              138,395            675,386
   Accrued expenses                                              125,906            566,629
   Notes payable affiliate                                       759,731
   Deferred revenue                                                    -            188,230
   Due to affiliates                                              30,231          1,582,951
                                                            -------------      -------------
       Total Current Liabilities                               1,085,611          4,996,001

Commitments and contingencies                                          -                  -
Deficiency in Shareholder's Equity:
Common Stock, $ .001 par value, 400,000,000 shares
   authorized, 224,499,339 issued and outstanding at
   September 30, 2001 and 218,804,745 issued and
   outstanding at December 31, 2000                              224,499            218,805
Additional paid in capital                                    13,073,551         12,467,623
Accumulated deficit                                          (13,854,897)       (16,228,158)
Accumulated other comprehensive income:
   Foreign Currency translation adjustment                         3,700              3,700
                                                            -------------      -------------
      Deficiency in Shareholder's Equity                        (553,147)        (3,538,030)
                                                            -------------      -------------

                                                            $    532,464       $  1,457,971
                                                            =============      =============

               See accompanying notes to the unaudited financial statements


                                            LARGO VISTA GROUP, LTD.
                                       CONSOLIDATED STATEMENT OF LOSSES
                                                  (UNAUDITED)

                                                 Three Months       Three Months        Nine Months         Nine Months
                                                    Ended               Ended              Ended               Ended
                                              September 30, 2001  September 30, 2000  September 30, 2001  September 30,2000
                                                --------------      --------------      --------------      --------------
Sales                                           $     450,640       $           -       $   1,643,767       $           -
Cost of Sales                                        (553,813)                  -           1,660,123                   -
                                                --------------      --------------      --------------      --------------
Gross Loss                                           (103,173)                  -             (16,356)                  -

Expenses                                                    -                   -
Selling and Administrative                            311,995                               1,017,189                   -
Depreciation                                                -                   -              27,965                   -
Interest                                               31,399                   -              63,366                   -
                                                --------------      --------------      --------------      --------------
                                                      343,394                   -           1,108,520                   -
                                                --------------      --------------      --------------      --------------
Loss from continuing operations, before
income taxes and discontinued operations             (446,567)                  -          (1,124,876)                  -
Income (taxes) benefit                                      -                   -                   -                   -
                                                --------------      --------------      --------------      --------------
Loss from continuing operations, before
discontinued operations                              (446,567)                  -                   -                   -
Loss from discontinued operations                           -            (789,683)            (15,181)         (1,631,546)
Net Gain, (loss) on Disposition of
Subsidiary net of tax                                 (52,115)                  -           3,513,318                   -
                                                --------------      --------------      --------------      --------------
Net Income (Loss)                               $    (498,682)      $    (789,683)      $   2,373,261       $  (1,631,546)
                                                ==============      ==============      ==============      ==============
Income (loss) per common share (basic and
assuming dilution)                              $       (0.00)      $       (0.00)      $        0.01       $       (0.01)
Continuing operations                                   (0.00)              (0.00)              (0.00)              (0.01)
Discontinued operations                                 (0.00)                  -                0.01                   -
Weighted average common shares outstanding        223,050,199         212,916,691         220,203,000         212,680,191


                   See accompanying notes to the unaudited consolidated financial statements

                                                      4

                                  LARGO VISTA GROUP, LTD.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                   2001               2000
                                                                   ----               ----
Net cash (used in)/ provided by from operating
activities                                                       $  (522,937)      $(1,378,805)


Net cash provided by financing activities                            759,731         1,427,567

Net increase in cash and cash equivalents                            236,794            45,762

Cash and cash equivalents at beginning of period                      39,766            16,377
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $   276,560       $    62,149
                                                                 ============      ============

Disclosure of non cash financing and investment Activities:

Stock issued for services                                            714,360           469,951


       See accompanying footnotes to the unaudited consolidated financial statements

                                            5

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.


Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.


NOTE B- BASIS OF PRESENTATION
-----------------------------

The accompanying consolidated financial statements include the accounts of Largo Vista Group, Ltd., a Nevada corporation, its wholly-owned subsidiary, Largo Vista, Inc., an inactive California corporation, its wholly owned subsidiary Everlasting International, Ltd., a Nevada corporation and Kunming Xinmao Petrochemical Industrial Co., Ltd., ("Xinmao") a Chinese entity (66.67% owned by Everlasting International, Ltd., and 33.33% by a Chinese government entity), Zunyi Commercial Transportation Petroleum & LPG Co., Ltd, located in the City of Zunyi, Province of Guizhou ("Zunyi"), Peoples Republic of China Shilin Xinmao Petrochemical Industry Co., Ltd. (registered under the Chinese relevant laws in Shilin City, Yunan Province of China, (collectively the "Company" or "Largo"). Until March, 2001, Xinmao operated a natural gas (LPG) distribution business.

Discontinued Operations
-----------------------

In April 27, 2001, the Company sold its Xinmao Natural Gas segment to UNIKO-LINE for $ 100 , and other good and valuable consideration. In connection with the sale Everlasting International, Ltd. was liquidated.

The Xinmao Natural Gas segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are shown separately as discontinued operations in the accompanying consolidated financial statements. In connection with the sale, the Company recognised an after tax gain of $ 3,513,318 on the disposition. The discontinued operations had no assets and had negative book value. Net current liabilities consisted of accrued and unpaid expenses incurred in connection with the segments' operations. As a result, the Company de-recognized the $ 3,513,318 of unpaid and previously accrued expenses and other financing vehicles. Accordingly, the Company recorded a net gain after tax of $ 3,513,318 during the three months ended June 30, 2001 in connection with the disposal of the Xinmao segment.

All significant intercompany transactions and balances have been eliminated in consolidation.

All amounts in these condensed consolidated financial statements and notes thereto are stated in Unites States dollars.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Description of the Company
--------------------------

The Company is principally engaged in the resale and distribution of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

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

Results of Operations
---------------------

Revenue
-------

During the third three months ended September 30, 2001 the Company realized $450,640 of revenue from continuing operations compared to $0 for the comparable period in the prior year. This is due to the fact that the Company had discontinued operations in the prior period which did not carryforth to the current quarter. The first nine month of the year reflected $1,643,767 of revenues from continuing operations compared to $0 for the same nine month period in the prior year.

Costs and expenses
------------------

The Company discontinued all of its operations in China with the exception of it's Zunyi subsidiary. Its costs of revenues for its continuing operations for the third quarter equaled approximately 120% of revenue. The Company is seeking new ways to improve it's operating margins. Depreciation no longer became a significant factor because the Company disposed of its fixed assets in connection with the liquidation of it's other subsidiaries. Indebtedness was liquidated in connection with the disposition of the Company's assets consequently no interest was recorded in the second quarter of this year. Thc Company has maintained it's administrative infrastructure as it seeks new ventures in the Far East.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, Largo had a deficiency in working capital of $ 556,632 compared to a deficit in working capital of $ 4,382,613 at December 31, 2000, an increase in working capital of $3,825,981. The increase in working capital was due primarily to the effects of sale the Xinmao operations and the liquidation of Everlasting International Limited in April 2001.

Largo generated a cash flow deficit of $ 522,937 from operating activities. Largo met its cash requirements during the period through advances from the Company's principal shareholders.

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

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  None

         Item 2 - Changes in Securities and Use of Proceeds

                  (a) None

                  (b) None

                  (c) Sales of securities

                  During the quarter, the Company issued 2,897,936 common shares at a range of $.05 to $.13 per share for services and shareholder advances. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) None

                  (b) Reports on Form 8-K

                  On July 12, 2001, the Company filed a Current Report on Form 8-K dated July 12, 2001 reporting under Item 2, the disposition of Xinmao Natural Gas segment and the related liquidation of Everlasting International, Inc., the Company's wholly owned subsidiary.






SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused This report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       LARGO VISTA GROUP, LTD.
                                                       Registrant


November 14, 2001                                      By: /s/ Daniel J. Mendez
-----------------                                         ---------------------
Date                                                      Daniel J. Mendez