Form 10KSB
period 2001-12-31
LARGO VISTA GROUP LTD
filed 2002-04-02
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year endedDecember 31, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                           Commission file number 000-30426

                               LARGO VISTA GROUP, LTD.
                (Name of Small Business Issuer in its charter)

     Nevada                                               76-0434540
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification No.)

    4570 Campus Drive, Newport Beach, California                 92660
      (Address of principal executive offices)                  (Zip Code)

                  Issuer's telephone number    (949) 252-2180

          Securities registered under Section 12(b) of the Act:  None

      Securities registered under Section 12(g) of the Act:  Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

     The revenues for the year ended December 31, 2001 were $1,946,041.

     The market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2002 was approximately $23,750,595.

     The number of shares of Common Stock outstanding as of March 28, 2002 was 238,338,115.

                                     Part I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

Largo Vista Group, Ltd., a Nevada corporation ("Company"), was formed under the laws of the State of Nevada on January 16, 1987.

Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Largo Vista, Inc., an inactive California corporation, Largo Vista Construction, Inc., an inactive Nevada corporation and Largo Vista International, Corp., an inactive Panama corporation (LVI).

Business of the Issuer

Largo Vista Group, Ltd, a Nevada corporation ("Largo Vista"), has operations through a contract agreement with Shilin Xinmao Petrochemical Industry Co., Ltd (registered under the Chinese laws in the Peoples Republic of China, Yunan Province). Though this agreement, Largo Vista is engaged in the business of purchasing and reselling liquid petroleum gas ("LPG") in the retail and wholesale markets to both residential and commercial consumers in the Guizhou Province of China. Largo Vista operates a storage depot and has an office headquarters in the City of Zunyi.

Largo Vista, through its subsidiary Largo Vista International Corp. has and continues to engage in the petroleum supply business in Far East countries, more specifically Vietnam.

On June 29, 2001, Largo Vista sold, under a stock purchase agreement, its 100 percent interest in Everlasting International Ltd., a Nevada corporation, which owned a 66.67 percent ownership interest in Kunming Xinmao Petrochemical Industry Co., Ltd. Largo Vista elected to withdraw from the Kunming market due to competitive pressures from non-profit oriented government owned suppliers.

In addition, Largo Vista has two representative offices in the Far East area, one in Wuhan, China and another in Ho Chi Minh City, Vietnam, to supervise LPG and gas oil trading operations in China and Vietnam, respectively, in addition to potentially acquiring other possible business opportunities in the Far East.

Largo Vista was originally incorporated on January 16,1987 in Nevada under the name, "The George Group". On January 9, 1989, The George Group acquired Waste Service Technologies, Inc. ("WST"), an Oregon corporation, and filed a name change in Nevada and changed its name to WST, listed its stock, and began trading on OTC bulletin Board.

On April 15, 1994, WST acquired Largo Vista, Inc., a California corporation, and filed a name change in Nevada to change WST's name to Largo Vista Group, Ltd., OTC bulletin Board symbol "LGOV". Largo Vista originally planned to develop housing in China, but after shipping two factory built homes to China, never fully implemented plans due to unanticipated financing, environmental and regulatory complications.

Organizational Chart

LVG
Largo Vista Group, Ltd.

Owns 100% of Largo Vista Inc.
     No current operations

Owns 100% of Largo Vista International Corp.
     No current operations

Owns 100% of Largo Vista Construction, Inc.
     No current operations

BUSINESS

Terms of the Shilin Xinmao Petrochemical Industry Co., Ltd Agreement.

The agreement between Largo Vista and Shilin Xinmao Petrochemical
Industry Co. Ltd ("Shilin Xinmao") is a DBA (Doing business as) agreement formed under the laws of the People's Republic of China.

Term:  Five years, commencing on November 20, 2000

General Provisions: Agreement allows Largo Vista to do LPG business by using the name of Shilin Xinmao, including using agents to run the day-to-day business operations for Largo Vista, although all management control is under Largo Vista or its appointed agent, in the City of Zunyi, Province of Guizhou, People's Republic of China. Pursuant to agreement post execution of the contract, Largo Vista enjoys profits and bears losses exclusively.

Principal Products and Their Markets

The Product

LPG is used by about 500 million people worldwide. As a form of energy, it is considered a very efficient fuel. Its liquid state provides a significant supply of energy in a comparatively small volume. LPG is recognized for its transportability and ease-of-use. It is a clean and environmentally friendly source of energy that has a variety of residential, commercial, industrial and transportation uses. It can be used at home for cooking and heating and can therefore replace wood, kerosene, coal and other environmentally unfriendly sources of energy. In fact, environmental concerns have caused the outlaw of the use of coal in most larger cities in China. Since LPG is one of the only viable sources of energy for cooking and heating in Southern China, management believes the China LPG market is ripe for growth and expansion.

Most Chinese consumers have used wood and coal all their life primarily for cooking. They are, however, beginning to realize the ease and convenience of using LPG for cooking and heating water. Most consumers obtain LPG in 15kg. cylinders, very similar to those used for gas barbecues in the U.S. As LPG delivery systems, such as pipelines, make use more convenient and simple, LPG consumption per capita should increase significantly. In addition, management believes there will be future opportunities for increased LPG use in the tobacco business, operating factory machinery and vehicles.

Markets: The China market is broken down into three segments for purposes of analysis:

1.  Distribution
2.  Method of delivery to the consumer, and
3.  Black Market dealers

The primary market segment is through the distribution method, that is, either retail-direct or wholesale-indirect. Retail distribution is accomplished by the three major LPG companies that deal directly with the end user. Zunyi distributes to both retail and wholesale customers, and to both residential and commercial users. Retail customers, however, are far more profitable for the Company than wholesale because sales prices are higher and there are no middleman costs. The Company is implementing strategies to develop and expand the retail customer base.

The second market segment is through vehicle delivery used by the user, such as bottle or cylinder, pipeline, or tank truck.

The bottle users may be either retail, purchasing directly from a major LPG company, or wholesale, purchasing indirectly from a distributor of a major LPG company. Bottle customers purchase LPG in 15 kg. cylinders or bottles that must, by law, be filled to a minimum of 13.5 kg, which is considered full. Bottle users include residential and commercial customers. Residential consumption is by far the largest, with commercial restaurants and caterers following second. There has been little industrial use of LPG to date.

Pipeline users are considered retail-direct users. LPG flows directly into household Svia pipes from a central storage tank that is replenished when necessary by a major LPG company. Pipeline users are billed according to usage based on a meter in their living unit. Management is pursuing a policy of expanding into this arena due to the fact that once the retail customer is captured via a pipeline connection, they will remain a profit center for the Company. Also, the usage of a pipeline customer is expected to be greater than a bottle retail customer because of the expanding uses of LPG, such as heating of the residence.

Tank truck or bulk sales are made to wholesale distributors who operate small bottle filling stations. These distributors represent lower profit margins, but sheer volume of distribution makes-up some of the difference. Bulk sales are encouraged to cultivate the small wholesale distributors because of the potential of acquiring their customer base in the future.

A third market segment, although temporary, must be considered because of the negative impact it has on the LPG market. This segment is comprised of the many small independent distributors and individuals who operate illegally in what is referred to as the "black market" - most operating without a license, violating safety laws, and unfairly profiting by "short filling" LPG bottles. These abusers create problems of unfair competition for the Company.

LPG consumption has been growing at a remarkable rate since the beginning of 1990's. In 1990, LPG consumption was slightly over 2 million tons, while in 1996, nearly 7.4 million tons. The average annual growth rate in this period was more than 20% and growth from 1994 to 1995 reached almost 33%. Even though LPG consumption has been developing very fast in the past decade, LPG consumption per capita is small in comparison to its Asian neighbors consumption, such as Japan and South Korea, for example. LPG development in China also shows geographical variance. South China has led the nation in terms of per capita consumption, at nearly 35kg. East China follows with a per capita consumption of about 10kg. North China is far less, only half of that in East China and still in many places inland, the LPG consumption per capita is negligible.

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

Inland infrastructure development has not kept pace with coastal development. Inland depot storage capacity must be expanded to serve the customers waiting for LPG service. More efficient distribution methods are also needed. The bottle exchange system is labor intensive, a factor that does not significantly affect overhead yet, but will have greater future impact as salaries increase.

Distribution of LPG via pipelines directly to end-users is very efficient, but one drawback is the cost to install pipeline service to each household, which is approximately $185.00 US per household. Some more affluent customers can afford to pay the installation fee up front, but most of these have already purchased pipeline service.
Some new construction projects permit the cost of installation to be incorporated into the cost of the home. Most customers, however, cannot afford the up-front fee, but are willing and able to pay extra each month based on usage. Zunyi has a number of pipeline projects in various planning or construction phases and it is management's belief that this area is one of the most profitable in the long term.

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

Major distributors are licensed and generally serve more than 4,000 but less than 10,000 customers directly, but do not typically have any railroad tank cars, and have little or no storage capacity.

Medium distributors are licensed and generally serve more than 1,500 but less than 4,000 customers directly and do not have any storage capacity.

Small independent distributors are those who may or may not be licensed, do not have any relationship or loyalty to any major oil company or distributor and usually serve less than 1,500 customers.

Since all of these distributors serve a customer base, Zunyi is actively recruiting them on an ongoing basis.

The majority of Zunyi's customer base is serviced with the help of agents and entity users. Zunyi has a number of agents that are independent dealers who exclusively represent the Company in an outlying county area that is difficult for the Company to access on a regular basis. The consumers serviced by the agent pay retail prices. The Company pays the agent a fee for his services and the agent carries his own overhead expenses. As the LPG market was developing in the early 1990's, the Company was seeking to develop a customer base in the most efficient and effective manner possible, and, as a result, began to cultivate the "entity" user. Entity users were companies in other industries, already providing housing for their employees who also desired to provide a convenience to their workers by distributing LPG as an additional service. These entity users developed into distribution service to consumers who paid retail prices. As the market further developed, the entity user also began to be a distribution outlet to other consumers in the local area that were not affiliated with the entity company. Today, the Company is actively seeking to cultivate and develop additional entity users to expand the consumer base.

Raw Materials

The Chinese market is unique compared to other Asian countries. Japan and Korea seek security of supply through regular term contracts supported by long-term relationships, but in China, low price and bargaining is the driving force for LPG purchases.

When purchasing LPG, Zunyi must weigh various factors including quality of LPG, price, and transportation costs. It generally purchases from domestic sources inside China where prices are very low, but transportation costs are higher. On occasion, the Company also purchases LPG from foreign companies such as Mobil Oil Hong Kong and Caltex.

Cost of goods can fluctuate widely and rapidly and can cause cash flow problems. The Company is researching the feasibility of obtaining a much larger storage facility that would permit it to purchase large quantities of LPG when prices are favorable, and sell it when prices are higher.

Competition

The LPG industry in the city of Zunyi, Guizhou Province, consists of three major LPG companies with storage facilities and sells LPG in both the retail and wholesale markets. All three companies depend on a network of distributors to help reach and service the needs of their customers. Competition is based principally on price and service, with some based on relationship and reputation. All are privately owned and operated.

LPG retail market prices have been relatively unstable during the past three years, characterized by over supply and cutthroat competition.

Black Market. In the residential wholesale market, many independent "black market" dealers have been operating without a license, and have ignored safety regulations that require inspection and pressure testing of each bottle every five years. Another flagrant violation of consumer fairness is the practice of short-filling bottles. The "black market" dealer typically will fill a bottle with 10kg of LPG, and sell it representing it has 13.5kg of LPG. Short filling has permitted the Company's competition to charge lower prices and unfairly compete with Zunyi. This practice of cheating the consumer has been prevalent over the past several years. Zunyi challenges customers to be aware of what they are paying for by implementing of a "weight comparison program". The program permits the consumer to actually weigh the bottles to expose the "short-fill" problem.

Zunyi competes with others on both reputation and service. To differentiate itself from its competition, Zunyi stresses a long-term relationship both with the residential user and with the distributor to help them bring in and keep new customers. Its reputation is excellent and is backed up by a record of good service, with the understanding that Zunyi can be relied upon to deliver honest weights and measures.

Dependence on Key Customers

The Company is currently not dependent on any single customer for a significant portion of its annual sales. The Company believes its customers base will change on a continuous basis as new customers are added or old customers removed.

Major Suppliers

The Company is currently not dependent on any major suppliers.

Governmental Regulation

The LPG industry is regulated on a day-to-day basis by the Zunyi municipal government, which oversees all companies licensed to do business and enforces rules and regulations in the market place. The
Company makes every effort to fully comply with all laws and regulations, however, the constraints of international restrictions could impact the success of the Company. The Zunyi government faces many problems in this rapidly emerging chaotic market including the existence of many unlicensed small distributors, violations of safety regulations and short filled bottles. Local government is working to correct some of these more flagrant violations.

Cost of Compliance with Environmental Regulations

The Company currently has no costs associated with compliance with local environmental regulations. However, there can be no assurances that the Peoples Republic of China develops environmental laws and regulations, that the Company will not incur such costs in the future.

Patents, Trademarks & Licenses

The Company does not currently own any patents or trademarks.

Employees

Largo Vista has three full-time employees in the United States and relies on outside consultants for legal, accounting and other services as needed. Operations in Zunyi, Wuhan and Ho Chi Minh City have a total of 35 employees, including management.

Item 2. DESCRIPTION OF PROPERTY

Largo Vista

Currently, Largo Vista has corporate offices in Newport Beach,
California. The Company believes that this is sufficient for its operations. The cost is approximately $2,500 per month.

Wuhan Representative Office

Largo Vista maintains a representative office in Wuhan, Hubei
Province, China, which includes three offices and access to common areas. The facilities are leased from Proton Enterprises. The terms of the Lease are for three years beginning January 2001, for approximately $480 per month.

Ho Chi Minh City Representative Office

Largo Vista maintains a representative office in Ho Chi Minh City, Vietnam, which includes an open office type environment. The terms of this Lease is for month to month at approximately $1,500 per month.

Zunyi

Largo Vista, through a contract agreement with Shilin Xinmao Petroleum Co., Ltd., operates its primary service from its depot located in the City of Zunyi, Guizhou Province. The depot includes 520 cubic meter storage facilities and has access to railroad tank cars. The facility is under lease for five years, beginning in December 2000, at approximately $6,800 per month payable semi-annually. The lease charges are fixed for the first three years and are subject to negotiations for the remaining two years.

Largo Vista, through a contract agreement with Shilin Xinmao Petroluem Co., Ltd., operates its service from its depot located in the City of Zunyi, Guizhou Province. The depot includes 400 cubic meter storage facilities. The facility is under lease on a yearly basis beginning in August 2001, at approximately $18,100 per year payable semi-annually.

The Company also leases offices in Zunyi City, Guizhou Province. The terms of the lease are for three years beginning July 2001, at approximately $1,200 per year.

Item 3.  LEGAL PROCEEDINGS

On March 1, 2001, UPAC/UAS, a former joint venture partner with the Company, filed a complaint against the Company in Orange County Superior Court of the State of California. The complaint alleges a breach of contract. The Company filed a counter claim against the Plaintiff for damages and received a judgment in the Company's favor in February 2002 in the amount of $196,638.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have an adverse effect on its financial position, results of operations or liquidity.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                   PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board under the symbol LGOV.

The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2001 and 2000. These quotations are believed to be representative inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                            Bid
                                     High         Low

4th Quarter 2001                      $0.14        $0.06
3rd Quarter 2001                      $0.23        $0.05
2nd Quarter 2001                      $0.17        $0.08
1st Quarter 2001                      $0.31        $0.13

4th Quarter 2000                      $0.70        $0.14
3rd Quarter 2000                      $1.10        $0.25
2nd Quarter 2000                      $1.12        $0.09
1st Quarter 2000                      $3.12        $0.01

As of March 28, 2002, the Company had approximately 632 shareholders of record.

The Company has never paid a cash dividend and does not anticipate doing so in the foreseeable future.

Recent sales of unregistered securities:

In fiscal year 2001, the Company issued 13,012,496 unregistered shares of its common stock as follows:

     (a) In the second fiscal quarter the Company issued 2,796,658 shares of unregistered common stock of the Company for a combination of services and capital.

     (b) In the third fiscal quarter the Company issued 2,897,936 shares of unregistered common stock of the Company for a combination of services and capital.

     (c) In the fourth fiscal quarter the Company issued 7,317,902 shares of unregistered common stock of the Company for a combination of services and capital.

All stock issuances were conducted pursuant to section 4(2) under the 1933 Act without the involvement of underwriters. Stock issuances other than for cash were valued at market, generally determined by the low bid quotation.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Description of Company

The Company operates a liquefied petroleum gas (LPG) distribution business in South China and other Asian markets.

Cautionary Statement Regarding Forward-Looking Information:

This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved

The following is a discussion of the financial condition and results of operations of the Company as of the date of this Annual Report.
This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

Results of Operations

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Discontinued Operations

In the year ended December 31, 2001, the Company discontinued the operations of its Kunming Xinmao business segment. Kunming Xinmao was engaged in the distribution of liquid petroleum gas in the retail and wholesale markets in the Province of Yunnan in the People's Republic of China.

The following table sets forth the results of operations and loss on disposal from this discontinued business segment for the years ended December 31, 2001 and 2000.

                                            2001           2000

Revenues                                   $  351,506      $ 3,431,525
Expenses                                     (634,721)      (3,818,143)
Net (loss)                                 $ (283,215)     $  (386,618)

Continuing Operations

Revenues

The Company's revenues from continuing operations are $1,946,041 during the year ended December 31, 2001 and are attributable to liquid petroleum gas sales at its Zunyi Shilin Xinmao Petrochemical facility located in South China. The Company initiated operations of this facility in 2001.

Costs of sales

The Company incurred costs of sales of $1,806,133 in connection with the LPG revenues from continuing operations during the year ended
December 31, 2001.

Selling and administrative expenses

Selling and administrative expenses decreased $232,649, or 14.2% to $1,410,200 during the year ended December 31, 2001 from $1,642,849 during the year ended December 31, 2000. The decrease was a result of the Company discontinuing operating the Kunming Xinmao business segment and the reduced need for related support functions and a general reduction in corporate overhead costs.

Interest expense

Interest expense increased $36,827, or 112 % to $69,467 during the year ended December 31, 2001 from $32,640 during the year ended
December 31, 2000. The increase is a result of the additional interest bearing loans advanced to the Company by its Officers and principal shareholders to meet its working capital requirements.

Currency Consideration

The Company's LPG operations are conducted in the People's Republic of China whose currency, the Renminbi (RMB), is pegged to the US Dollar.
The exchange rate as of December 31, 2000 and the average rate during each of the periods presented in the accompanying consolidated financial statements was 8.28 RMBs to one US Dollar. No representation is made that any RMB amount could have been, or could be, converted into US dollars at these rates or any other rates of exchange.

Liquidity and Capital Resources

As of December 31, 2001, the Company had a working capital deficit of $501,039. As a result of its operating losses, the Company generated a cash flow deficit of $334,076 from operating activities during the year ended December 31, 2001. The Company met the cash requirements during this period through $408,081 advances from the Company's Chairman and principal shareholder.

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

The Company believes it will require at least an additional $1,000,000 of new capital in order to fund its plan of operations over the next 12 months. Affiliates of the Company have advised the Company that they will not demand payment of the amounts owed them for at least 12 months. The Company expects to fund its working capital requirements over the next 12 months from additional advances from its affiliates and the sale of its common stock.

While the Company has raised the capital necessary to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company believes that its existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures, debt and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, Business
Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible
Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.
The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December
31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on is consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long Lived Assets for Long-Lived Assets to be Disposed of" (FAS 121) and related literature establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Trends, Risks and Uncertainties

Largo Vista has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that Largo Vista has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to Largo Vista's stock.

Limited operating history; anticipated losses; uncertainly of future results

Largo Vista has only a limited operating history upon which an evaluation of Largo Vista and its prospects can be based. Largo Vista's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the litigation funding which Largo Vista intends to market and the acceptance of Largo Vista's business model. Largo Vista will be incurring costs to develop, introduce and enhance its petroleum products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization.
To the extent that such expenses are not subsequently followed by commensurate revenues, Largo Vista's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that Largo Vista will be able to generate sufficient revenues from the sale of its products and other product candidates. Largo Vista expects negative cash flow from operations to continue for the next 12 months as it continues to develop and market its petroleum products. If cash generated by operations is insufficient to satisfy Largo Vista's liquidity requirements, Largo Vista may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to Largo Vista's shareholders.

Potential fluctuations in quarterly operating results

Largo Vista's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Largo Vista's control, including: the demand for Largo Vista's products;
seasonal trends in demand and pricing of petroleum products; the amount and timing of capital expenditures and other costs relating to the expansion of Largo Vista's operations; the introduction of new services and products by Largo Vista or its competitors; price competition or pricing changes in the industry; political risks and uncertainties involving the world's petroleum and markets; technical difficulties; general economic conditions, and economic conditions specific to the liquid petroleum gas markets. Largo Vista's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at Largo Vista's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that Largo Vista's operating results will fall below the expectations of Largo Vista or investors in some future quarter.

Management of Growth

Largo Vista expects to experience significant growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, Largo Vista intends to hire sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. Largo Vista believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales, trading and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, Largo Vista may experience difficulty in filling its needs for qualified sales, and other personnel.

Largo Vista's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. Largo Vista's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Largo Vista is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that Largo Vista will be able to identify, attract, and retain experienced accounting and financial personnel. Largo Vista's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that Largo Vista will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on Largo Vista's business, results of operations, and financial condition.

Largo Vista's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on Largo Vista's management and operational resources. If Largo Vista is unable to manage its expenses effectively, Largo Vista's business, results of operations, and financial condition will be materially adversely affected.

Risks associated with acquisitions

Although Largo Vista does not presently intend to do so, as part of its business strategy in the future, Largo Vista could acquire assets and businesses relating to or complementary to its operations. Any acquisitions by Largo Vista would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: Largo Vista could be exposed to unknown liabilities of the acquired companies; Largo Vista could incur acquisition costs and expenses higher than it anticipated; fluctuations in Largo Vista's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; Largo Vista could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; Largo Vista's ongoing business could be disrupted and its management's time and attention diverted; Largo Vista could be unable to integrate successfully.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements for Largo Vista Group, Ltd. as of and for the fiscal years ended December 31, 2001 and 2000 are included herein in response to Item 7 of this Form 10-KSB.

                               LARGO VISTA GROUP, LTD.

                             Index to Financial Statements

                                                                    Page

Report of Independent Certified Public Accountants                  F-3

Consolidated Balance Sheet at December 31, 2001                     F-4

Consolidated Statements of Losses for the two years
ended December 31, 2001 and 2000                                    F-5

Consolidated Statements of Deficiency in
Stockholders' Equity for the two years
ended December 31, 2001 and 2000                                    F-6

Consolidated Statements of Cash Flows for
the two years ended December 31, 2001 and 2000                      F-7

Notes to Consolidated Financial Statements                      F-8 -17

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS
                               1360 Beverly Road
                                   Suite 305
                              McLean, VA  22101-3621
                                    703-448-9200
                                 703-448-3515 (fax)
                                                               Philadelphia, PA


                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Largo Vista Group, Ltd.
Newport Beach, California

     We have audited the accompanying consolidated balance sheet of Largo Vista Group, Ltd. (the "Company") as of December 31, 2001 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits. The accompanying financial statements of the Company as of December 31, 2000 were audited by another auditor whose report, dated April 9, 2001, on those statements included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Largo Vista Group, Ltd. as of December 31, 2001, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company has an accumulated deficit of $14,278,569 as of December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /S/ STEFANOU & COMPANY, LLP
                                       Stefanou & Company, LLP
                                       Certified Public Accountants

McLean, Virginia
February 11, 2001

                             LARGO VISTA GROUP, LTD.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                      ASSETS

CURRENT ASSETS:
 Cash and cash equivalent                                     $    99,343
 Accounts receivable, net                                           2,790
 Inventories, at cost (Note C)                                     59,954
 Prepaid expenses and other                                        52,022
  Total current assets                                            214,109

Property, plant and equipment, at cost (Note E)                    14,427
 Less: accumulated depreciation                                      (211)
                                                                   14,216
                                                              $   228,325

             LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                         275,858
 Notes payable to related parties (Note F)                        408,081
 Due to related parties  (Note G)                                  31,209
  Total current liabilities                                       715,148

Commitments and contingencies  (Note K)                                 -

DEFICIENCY IN STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value; 400,000,000 shares
  authorized, 232,175,730 shares issued and outstanding at
  December 31, 2001                                               232,176
 Additional paid-in capital                                    13,555,870
 Accumulated deficit                                          (14,278,569)
 Accumulated other comprehensive income:
  Foreign currency translation adjustment                           3,700
 Deficiency in stockholders' equity                              (486,823)
                                                             $    228,325

See accompanying notes to consolidated financial statements.

                              LARGO VISTA GROUP, LTD.
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001           2000

Revenue:
 Liquid petroleum gas sales                         $ 1,946,041  $        -
 Petroleum sales                                              -   6,706,498
                                                      1,946,041   6,706,498

Operating expenses:
 Liquid petroleum gas                                 1,806,133           -
 Petroleum                                                    -   6,810,957
 Selling, general and administrative                  1,410,200   1,642,849
 Operating expenses                                   3,216,333   8,453,806

Loss from operations                                 (1,270,292) (1,747,308)
 Interest expense                                        69,467      32,640
Loss from continuing operations, before
income taxes and discontinued operations             (1,339,759) (1,779,948)
Income (taxes) benefit                                        -           -
Loss from continuing operations, before
discontinued operations                              (1,339,759) (1,779,948)
Loss from discontinued operations (Note B)             (283,215)   (386,618)
Gain on disposal of discontinued operations (Note B)  3,572,563           -
Net income (Loss)                                     1,949,589  (2,166,566)
Other comprehensive gain (loss)                               -           -

Comprehensive income (loss)                         $ 1,949,589  $(2,166,566)

Income (loss) per common share (basic and
assuming diluted) (Note I)                          $      0.01  $     (0.01)
 Continuing Operations                                    (0.01)       (0.01)
 Discontinued Operations                                   0.02        (0.00)
Shares used to compute basic and diluted
net loss per common share                           222,491,883   214,487,586

See accompanying notes to consolidated financial statements.

                                LARGO VISTA GROUP, LTD.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                 Foreign          Total
                            Common        Common      Additional                 Currency      Deficiency
                            Stock         Stock       Paid-In      Accumulated   Translation        In
                            Shares        Amount      Capital        Deficit     Adjustment    Stockholders
                                                                                                  Equity
Balance at December 31
1999                       212,382,555   $ 212,383    $ 10,671,845  $(14,061,592) $  3,700     $(3,173,664)

Shares issued in
exchange for services        3,114,550       3,115         914,578             -         -         917,693

Shares issued in exchange
for cash, net of costs        587,272          587         281,913             -         -         282,500

Shares issued in
exchange for debt           2,720,368        2,720         599,287             -         -         602,007

Net loss                            -            -               -    (2,166,566)        -      (2,166,566)

Balance at December 31
2000                      218,804,745      218,805      12,467,623   (16,228,158)    3,700      (3,538,030)

Shares issued in
exchange for services       8,023,484        8,023         773,544             -         -         781,567

Shares issued in
exchange for debt           5,347,501        5,348         314,703             -         -         320,051

Net income                          -            -               -     1,949,589         -       1,949,589

Balance at December 31
2001                      232,175,730      232,176      13,555,870   (14,278,569)    3,700        (486,823)


            See accompanying notes to consolidated financial statements.

                                LARGO VISTA GROUP, LTD.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001          2000

Cash flows from operating activities:
 Net income (loss) from continuing operations        $ (1,339,759) $(1,779,948)
 Net income (loss) from discontinued operations          (283,215)    (386,618)
 Gain on business divestiture                           3,572,563            -
 Adjustment to reconcile net income
(loss) to net cash used by
  Operating activities:
  Depreciation                                                211       40,488
  Loss on disposal of assets, net                         821,060       78,015
  Common stock issued in exchange for services            781,567      917,693
Changes in assets and liabilities:
 Accounts receivable                                       (2,790)           -
 Inventories                                              256,772     (152,944)
 Prepaid and other                                        228,399     (116,787)
 Accounts payable and other liabilities, net           (4,180,654)     986,358
 Deferred revenue                                        (188,230)    (873,129)
 Net cash used in operating activities                   (334,076)  (1,286,872)
Cash flows used investing activities:
 Purchase of fixed assets                                 (14,427)           -
 Net cash used in investing activities                    (14,427)           -
Cash flows provided by financing activities:
 Proceeds from (repayments of) notes payable              408,081     (105,221)
 Issuance of common stock, net                                  -      282,500
 Advances from (repayments to) related parties                  -    1,132,980
 Net cash provided by financing activities                408,081    1,310,259
Net increase in cash                                       59,579       23,387
Cash at beginning of year                                  39,766       16,379
Cash at end of year                                        99,345       39,766

Supplemental cash flow information:
Interest paid                                              25,947       78,909

Income taxes paid                                               -            -
Non-cash investing and financing activities:
 Common stock issued in exchange for debt                 320,051      602,007
Common stock issued in exchange for services              781,567      917,693

See accompanying notes to consolidated financial statements

                                 LARGO VISTA GROUP, LTD.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Largo Vista Group, Ltd. (the "Company") was incorporated under the laws of the State of Nevada. The Company is principally engaged in the distribution of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., Largo Vista International Corp., and Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd. ("Zunyi"). Largo Vista, Inc. was formed under the laws of the State of California and is inactive. Largo Vista Construction, Inc. was formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. was formed under the laws of Panama and is inactive. Zunyi was registered under the laws of the Peoples Republic of China. Zunyi was formed and began operations in 2001.

In June 29, 2001, the Company's wholly owned subsidiary, Everlasting International, Ltd. disposed of its 66.67% interest in Xinmao Petrochemical Industrial Co., Ltd. ("Kunming Xinmao"), a Chinese joint venture to UNIKO-LINE, an entity organized under the laws of the Russian Federation. Kunming Xinmao was engaged in the distribution of liquid petroleum gas in the retail and wholesale markets in the Province of Yunnan in the Peoples Republic of China. Subsequent to the sale, the Company liquidated in its entirety, Everlasting, whose sole asset was the Company's equity interest in Kunming Xinmao.

The Kunming Xinmao business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued business are further described in Note B.

All significant intercompany balances and transactions have been eliminated in consolidation. All amounts in these consolidated financial statements and notes thereto are stated in United States dollars unless otherwise indicated.

Foreign Currency Translation

The financial statements and results of operations of the Company's Chinese subsidiary are measured using local currency as the functional currency. The reporting currency of the Company is the US dollar; accordingly, all amounts included in the consolidated financial statements have been translated into US dollars. The accumulated currency translation adjustment is reflected as a separate component of stockholders' equity on the consolidated balance sheet. Foreign currency transaction gains and losses are included in the consolidated results of operations for the period presented. The national currency of the People's Republic of China, the Renminbi (RMB), is pegged to the U.S. dollar. The average rate of exchange for fiscal 2000 and 2001 was
8.28 RMB to the dollar.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.

Inventories

Inventories consist primarily of LPG. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. (See Note C).

Property and Equipment

Property and equipment are recorded on the basis of cost. For financial statement purposes, property and equipment will be depreciated using the straight-line method over their estimated useful lives of not more than five years. The straight-line method of depreciation is also used for tax purposes. (See Note E).

Impairment of Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

The Company generally recognizes revenue upon delivery of LPG to the customer. Revenue associated with shipments of petroleum products is recognized when title passes to the customer. There are no significant credit transactions.

Reclassifications

Certain reclassifications have been made to conform the prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.
At times, such investments may be in excess of the FDIC insurance limit.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of 1,339,759 and $1,779,948 during the year ended December 31, 2001 and 2000, respectively. The Company recognized an after tax gain of $ 3,572,563 on the disposition of Kunming Xinmao operations and the liquidation of Everlasting in June 2001. The Company's current liabilities exceeded its current assets by $501,039 as of December 31, 2001.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments. (See Note J).

Earnings (Loss) Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. The weighted average number of common shares outstanding used in the computation of earnings (loss) per share was 222,491,883 and 214,487,586 for each of the periods ended December 31, 2001 and 2000 respectively.

New Accounting Pronouncements

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 and 142 has a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

NOTE B - DISCONTINUED OPERATIONS

In connection with the disposition of Kunming Xinmao, UNIKO-LINE acquired all Kunming Xinmao assets, assumed all Kunming Xinmao liabilities and paid $100 to the Company. As a result of the sale of the Kunming Xinmao business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the years ended December 31, 2001 and 2000 were:

                                                    2001         2000

Revenues                                          $  351,506    $ 3,431,525
Expenses                                            (634,721)    (3,818,143)
Net (loss)                                        $ (283,215)   $  (386,618)

The following summarizes the gain on the disposition of the Kunming Xinmao business segment:

Cash received                           $     100
Debts assumed                            5,026,463
Net assets disposed of                   1,453,799
Net gain on disposal                    $3,572,563

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of liquid petroleum gas available for sale to contract clients and the public.

Components of inventories as of December 31, 2001 are as follows:

     Liquid petroleum gas             $     50,874
     Packaging bottles                       7,665
     Supplies                                1,415
                                      $     59,954

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is materially different from the book value. The carrying value of the Company's cash and cash equivalents, short-term debt securities held to maturity, time deposits, receivables, other current assets, accounts payable, and accrued liabilities, included in the accompanying balance sheets, approximate the estimated fair value of those instruments because of their short-term nature. The fair value of the notes payable to banks based on the interest rates currently available for borrowings with similar terms and maturities approximates the carrying amount of those borrowings. The fair value of the amounts due to and from related party cannot be determined due to the uncertainty as to the timing of repayment.

NOTE E - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2001 consists of the following:

Office Equipment                      $         3,014
Transportation Equipment                       11,413
   Total                                       14,427
Accumulated Depreciation                         (211)
                                      $        14,216

Depreciation expense included as a charge to income amounted to $ 211 for the year ended December 31, 2001.

NOTE F - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2001 consists of the following:

      Note payable on demand to Company
      President; interest payable monthly at
      7% per annum; unsecured                             $     30,000

      Note payable on demand to Company's
      Chairman; interest payable monthly at 7%
      per annum; unsecured                                     378,081

      Total notes payable to related parties                   408,081

      Less: current portion                                    408,081
                                                          $          -

NOTE G - RELATED PARTY TRANSACTIONS

A company officer has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist.
The net amount of advances due the officer at December 31, 2001 was $3,144.

A consultant to the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2001 was $28,065.

NOTE H - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $
14,000,000, expiring in the year 2021, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2001 are as follows:

Non Current:

Net operating loss carryforward                           $   4,800,000
Valuation allowance                                          (4,800,000)
Net deferred tax asset                                                -

NOTE I - EARNINGS (LOSS) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                      2001         2000
Net income (loss) available to
 Common stockholders                              $ 1,949,591   $ (2,166,566)
 Basic and diluted earning (loss) per share              0.01          (0.01)
 Continuing Operations                                  (0.01)         (0.01)
 Discontinued Operations                                 0.01          (0.00)
 Basic and diluted weighted average
  Number of common shares outstanding             222,491,883    214,487,586

NOTE J - SEGMENT INFORMATION

The Company's current operations are classified into two reportable segments that provide different products: Liquid Petroleum Gas and Petroleum. The Company's reportable segments are managed separately based on fundamental differences in their operations.

The Company's wholly-owned subsidiary Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd. is engaged in the distribution of liquid petroleum gas in the wholesale markets in South China. The Company is also engaged in the purchase of petroleum products for delivery to the Far East through a representative office in Vietnam.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs. The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

As a result of the sale of the Kunming Xinmao business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements for all periods shown have been restated to reflect discontinued operations accounting. The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.

                                                    2001         2000

Revenues Received from External Customers:
 Liquid Petroleum Gas                             $  1,946,041           -
 Petroleum                                                   -   6,706,498
   Total Revenue                                     1,946,041   6,706,498

Operating (Losses):
 Liquid Petroleum Gas                                  (62,776)          -
 Petroleum                                                   -    (957,000)
 Corporate                                          (1,207,516)   (822,948)
   Total Segment Operating Losses                   (1,270,292) (1,779,948)

Segment Assets:
 Liquid Petroleum Gas                                  217,667
 Petroleum                                                   -
 Corporate                                              10,658
  Total Segment Assets                                 228,325

Capital Expenditures:
 Liquid Petroleum Gas                                   14,427
 Petroleum                                                   -
 Corporate                                                   -
  Total Capital Expenditures                            14,427

Depreciation and Amortization:
 Liquid Petroleum Gas                                      211
 Petroleum                                                   -
 Corporate                                                   -
  Total Depreciation and Amortization                      211

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space on a month-to-month basis in Newport Beach, California for its corporate offices. The Company also leases office space on a month-to-month basis in Ho Chi Minh City, Vietnam for an administrative and sales representation.

The Company maintains a representative office in Wuhan, Hubei Province, China. The leases are for three years beginning January 2001, for approximately $480 per month.

The Company leases distribution and office facilities in Zunyi City, Province of Guizhou, China. Commitments for minimum rentals under non-cancelable leases at the end of 2001 are as follows:

             2002               $    94,625
             2003                    93,325
             2004                    82,275
             2005                    82,125
             2006                    82,125

Rental expense charged to operations was $136,192 for the year ended December 31, 2001.

Employment and Consulting Agreement

The Company has several agreements with employees to provide organizational services and various consulting agreements with outside contractors to provide business development in China, international petroleum and other products trading consultation services.

Litigation and Contingencies

On March 1, 2001, UPAC/UAS, a former joint venture partner with the Company, filed a complaint against the Company in Orange County Superior Court of the State of California. The complaint alleges a breach of contract. The Company filed a counter claim against the Plaintiff for damages and received a default judgment in the Company's favor in February 2002 in the amount of $196,638.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE L - STOCK OPTION PLAN

On November 14, 2001, the Board of Directors of the Company implemented a Non-Qualified Stock Plan for Consultants in an amount equal to 5,000,000 shares of common stock and a Qualified Stock Plan for Employees in an amount equal to 10,000,000 shares.

The stock option plan provides for the issuance of both qualified and nonqualified incentive stock options at an exercise price approximating 50% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of substantial stockholders). The maximum life of the options is ten years for both the qualified incentive stock options and non-qualified incentive stock options. As of December 31, 2001, 1,028,574 options were granted and excerised inside the Plan.

NOTE M - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2001 and 2000, the Company incurred losses from continuing operations of $1,339,759 and $1,779,948 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

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

Note 4 - Property and Equipment

                                                               Years of
                                         December 31, 2000    Useful Life

Storage tanks                            $     465,337             20
Building and leasehold improvements            291,865             25
Railroad cars and trucks                       242,224              8
LPG Bottles                                    111,529              5
Equipment                                       73,699              5
                                             1,184,654
Accumulated depreciation                      (363,594)
                                               821,060

Note 5 - Notes Payable to Banks

The balance at December 31, 2000 represents the aggregate borrowings from various PRC banks at average interest rates of approximately 7 percent. In the past, Xinmao has been allowed by the PRC bankers to roll over the loans due for repayment. Accordingly, consistent with previous years, management believes that the existing bank loans will again be renewed when they become due. However, there can be no assurance that the PRC banks will continue to renew or not call these loans.

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

Note 8 - Loss per Common Share

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted loss per share computations.

                                                   Year Ended December 31
                                                     2000           1999

Basic and diluted loss per share

Numerator

Net loss                                           $(2,166,566)   $1,298,488)

Demoninator

Basic and diluted weighted average number of
Common shares outstanding                          214,487,586   192,652,800

Basic and diluted loss per share                         (0.01)        (0.01)

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

The appeal process culminated in November 2000 with the complete reversal of the lower court's finding. On December 2, 2000, in order to put an end to this lengthy dispute, the parties reached a settlement whereby the Company would pay CMD a total of RMB 2,000,000 ($241,500), due $145,000 on May 1, 2001, and $96,500 on December 31,
2001. The Company has accrued $250,000 at December 31, 2000, for the total amount of the settlement and related expenses.

Largo Vista/UAPC Partners (LV/UAPC) Joint Venture Dispute

During the second quarter of 2000, the Company withdrew from LV/UAPC due to UAPC's inability to provide reliable suppliers of petroleum products at reasonable terms. Since that time, the Company's efforts to reach a settlement with UAPC, including UAPC's reimbursement of its fair share of the joint venture costs, have been unsuccessful. On March 1, 2001, UAPC filed a suit against the Company for various contractual breaches, seeking unspecified damages. No estimate as to the ultimate liability from this dispute, if any, can be made at this time.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 24, 2001, the Company dismissed its certifying accountant, Jaack (Jack) Olesk, CPA ("Olesk"). Olesk's reports on the financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that his report for the years ended December 31, 2000 and 1999 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern The decision to dismiss Olesk was approved by the Company's Board of Directors. During the years ended December 31, 2000 and 1999, and the subsequent interim period through April 24, 2001, the Company has not had any disagreements with Olesk on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company engaged Stefanou & Company LLP ("Stefanou") as its certifying accountant as of April 24, 2001 for the Company's fiscal year ending December 31, 2001.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and positions of the directors and executive officers of the Company as of March 31, 2002, are as follows:

Name                         Age                  Position

Daniel J. Mendez              49          President and Director

Albert N. Figueroa            35          Secretary/Treasurer and Director

Deng Shan                     50          Chairman of the Board of Directors

Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Daniel J. Mendez, President, is responsible for investor relations, coordination of information with market makers and brokers and potential partners, coordination of all agreements, corporate financing, and liaison with Chinese operations. Mr. Mendez joined the Company in October 1991.

Albert N. Figueroa, Secretary and Treasurer, is in charge of day-to-day business operations of Largo Vista in the United States, as well as being a liaison with all outside service providers, and generally maintains the consistency of information within the Company. Mr. Figueroa joined the Company in July 1991.

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



                                          Summary Compensation Table
                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

Daniel Mendez  2001     119,965    0         0               0             0             0         0
President      2000     120,000    0         0               0             0             0         0
               1999     150,000  661,618     0               0             0             0         0

Albert         2001      65,634     0        0               0             0             0         0
Figueroa       2000      60,000     0        0               0             0             0         0
Secretary      1999     100,000  275,034     0               0             0             0         0

Deng Shan      2001     100,000     0        0               0             0             0         0
Chairman       2000     100,000     0        0               0             0             0         0
               1999     100,000  261,827     0               0             0             0         0

Notes:

(1) The officers listed above were paid any salary and/or bonuses in a combination of registered stock options, unregistered stock and/or cash. Any issuance of unregistered common stock was valued at market, generally determined by the low bid quotation.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership as of March 28, 2002, of the Company's common stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by officers and directors of the Company as a group.

                                                Beneficial     Percentage
Name and Address (1)                             Ownership         of
                                                                  Class

Daniel Mendez                                    16,615,621        6.97%

Albert Figueroa                                   5,564,620        2.33%

Deng Shan (2)                                    86,202,573       36.17%

All directors/officers as a group (3 persons)   109,956,534       46.13%

(1) The address for all persons listed is 4570 Campus Drive, Newport Beach, CA 92660

(2)  Mr. Deng Shan owns 2,897,753 (1.21%) shares personally, and
83,304,820 (34.95%) shares through his majority owned corporation, Proton Technology Corporation Limited.

(3) The Company is currently conducting an internal audit to ensure that the Company's Officers and/or Directors, as well as persons holding more than 10% of the Company's outstanding common stock, are in Compliance with Section 16(a) of the Securities and Exchange Act of 1934. It is the Company's intention to ensure, from the date of this filing forward, complete compliance according to this Section.

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

3.(iv)  Bylaws of Largo Vista Inc. (filed Form 10SB, 11/2/99)

3.(v)   Articles of Incorporation of Everlasting International
        Limited (filed Form 10SB, 11/2/99)

3.(vi)   Bylaws of Everlasting International Limited
        (filed Form 10SB, 11/2/99)

3.(vii) Articles of Incorporation of Kunming Xinmao Petrochemical Industry Co., Ltd. (filed Form 10SB, 11/2/99)

10   Material Contracts

(a)  Contract. Largo Vista Group, Ltd. and Sentio Corporation,
     December 28, 1998, (filed Form 10SB, 11/2/99)

(b)  Contract. Hong Kong De Xiang Tuo Yi Industrial Company,
     August 28, 1992 (filed Form 10SB, 11/2/99)

(c) Plan and Agreement of Reorganization between Largo Vista Group, Ltd., Proton Technology Corporation, Ltd. and Everlasting
     International, December 21, 1996 (filed Form 10SB, 11/2/99)

(d) Joint Venture Agreement of Kunming Xinmao Petrochemical Industry Co., Ltd., August 8, 1992 (filed Form 10SB, 11/2/99)

(e) Approval Certificate of Enterprise with Foreign Investment in the People's Republic of China (filed Form 10SB, 11/2/99)

(f) Business License of Enterprise in the Peoples Republic of China (filed Form 10SB, 11/2/99)

(g)  Business Permit to Engage in LPG Business in Yunnan Province
     (filed Form 10SB, 11/2/99)

(h) Notice of Subsidiaries of the Agriculture Bank of China, Yunnan Provincial Branch, Acting as Agents for Collection and Receipt of Payment for Kunming Xinmao Petrochemical Industry Co., Ltd.
    (filed Form 10SB, 11/2/99)

(i) Agreement of Supply of Liquefied Petroleum Gas, March 18, 1996 (filed Form 10SB, 11/2/99)

(j)  Method of Insurance for LPG Credit, August 26, 1997
     (filed Form 10SB, 11/2/99)

(k) Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Wuhan Minyi Fuel Gas Petrochemical Company
     Limited, March 14, 1999 (filed Form 10SB, 11/2/99)

(l) Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Guilin Municipal Garden Fuel Gas Pipelines
     Limited, March 29, 1999 (filed Form 10SB, 11/2/99)

(m) Approval Certificate of Enterprisees with Foreign Investment in the Peoples Republic of China, August 21, 1992 (filed Form 10SB, 11/2/99)

(n) Contract. Enterprise Ownership Transfer Agreement "Ten Year Leasing Contract", Seller Chen Mao Tak, Purchaser Everlasting International, Ltd., third party Kunming Fuel General Company, November 8, 1995 (filed Form 10SB-A1, 1/14/2000 as EX-10.D)

(o)  Joint Venture Agreement. , Largo Vista with the United Arab
     Petroleum Corporation ("UAPC"), known as Largo Vista/UAPC
     Partners  (filed Form 10SB-A1, 1/14/2000 as EX-10.F)

(p) Memorandum of Association Limited Liability Company. Largo Vista Group, Ltd., LLC, Dubai, UAE, October 12, 1999, Largo Vista Group, Ltd., UAPC, and Sheik Al Shabani, named Largo Vista
     Group Limited, Limited Liability Company of the UAE  (filed
     Form 10SB-A1, 1/14/2000 as EX-10.G)

(q) Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller,
     November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)

(r) Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller,
     December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)

(s)  Employment Agreement Daniel J. Mendez 1999
     (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)

(t)  Consultant Agreement Deng Shan 1999
     (filed Form 10SB-A1, as Ex-3.v 1/14/2000)

(u)  Contract. "Enterprise Ownership Transfer Agreement",
     November 8, 1995, new translation (filed Form 10SB-A2,
     3/20/2000 as EX-10.E.1)

(v)  Contract.  "Agreement on Payment", November 8, 1995
     (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)

(w)  Contract.  "Agreement on Supply of Liquified Petroleum Gas",
     March 18, 1996  (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)

(x)  Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi 3/21/2000)

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

/s/Daniel J. Mendez              President                   April 1, 2002
Daniel J. Mendez

/s/Albert N. Figueroa            Secretary/Treasurer         April 1, 2002
Albert N. Figueroa

/s/ Deng Shan                    Chairman                    April 1, 2002
Deng Shan