Form 10QSB
period 2002-03-31
LARGO VISTA GROUP LTD
filed 2002-05-20
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
240,088,565 shares of Common Stock ($.001 par value) as of May 13, 2002.

Transitional small business disclosure format:  Yes    No  x

                              LARGO VISTA GROUP, LTD.
                    Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending March 31, 2002

                               Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

       Consolidated Balance Sheet:
       March 31, 2002 and December 31, 2001                                3

       Consolidated Statements of Losses:
       Three Months Ended March 31, 2002 and 2001                          4

       Consolidated Statements of Cash Flows:
       Three Months Ended March 31, 2002 and 2001                          5

       Notes to Consolidated Financial Statements:                         6

Item 2.  Management's Discussion and Analysis                              8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements (Unaudited)

                               LARGO VISTA GROUP, LTD.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                      ASSETS

                                                  March 31      December 31
                                                    2002             2001

CURRENT ASSETS:
 Cash and cash equivalents                        $    144,219  $       99,343
 Accounts receivable, net                                1,265           2,790
 Inventories, at cost                                   45,640          59,954
 Prepaid expenses and other                            170,776          52,022
       Total current assets                            361,900         214,109

Property, plant and equipment, net                      14,878          14,216
                                                  $    376,778  $      228,325

              LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities              298,783         275,858
 Notes payable to related parties                      585,555         408,081
 Due to related parties                                 71,308          31,209
       Total current liabilities                       955,646         715,148

Commitment and contingencies                                 -               -

DEFICIENCY IN STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value per
 share; 400,000,000 shares authorized, 237,738,115
 and 232,175,730 shares issued and outstanding
 at March 31, 2002 and December 31, 2001              237,738          232,176
 Additional paid-in capital                        13,890,085       13,555,870
 Accumulated deficit                              (14,710,391)     (14,278,569)
 Accumulated other comprehensive income:
  Foreign currency translation adjustment               3,700            3,700
  Deficiency in stockholders' equity                 (578,868)        (486,823)
                                                      376,778          228,325

 See accompanying notes to the unaudited condensed consolidated financial statements

                              LARGO VISTA GROUP, LTD.
                     CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                     (UNAUDITED)

                                                 Three Months Ended March 31
                                                      2002            2001

Sales                                               $   117,962     $  705,230
Cost of Sales                                           114,699        742,257
Gross Profit                                              3,263        (37,027)

Expenses
Selling and Administrative                              450,027        374,123
Depreciation                                                604         27,965
Interest (Income) Expenses                              (15,546)        31,967
                                                        435,085        434,055
Net Loss                                               (431,822)      (471,082)

Basic and Diluted net loss per share                      (0.00)         (0.00)
Weighted average common shares outstanding          235,466,038    218,804,745

See accompanying notes to the unaudited condensed consolidated financial statements

                              LARGO VISTA GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                   For The Three Months Ended
                                                               March 31
                                                       2002          2001

Cash flows from operating activities:
Net loss:                                           $   (431,822)  $  (471,082)
Adjustments to reconcile net loss
to net cash used by operating activities:
 Depreciation and amortization                               604        27,965
 Common stock issued for services                         36,305             -
 Common stock issued for compensation                    303,471             -
 Changes in assets and liabilities:
  Accounts receivable                                      1,525       (25,730)
  Inventories                                             14,314        52,187
  Prepaid expenses and other                            (118,753)     (107,491)
  Accounts payable                                        32,491        35,065
  Accrued expenses                                       (42,069)      181,389
  Accrued interests                                       32,503        46,950
  Deferred revenue                                             -        51,202

Net cash used in operating activities                   (171,431)     (209,545)

Cash flows from investing activities:
 Capital expenditure                                      (1,266)            -
Net cash used in operating activities                     (1,266)            -

Cash flows from financing activities:
 Notes payable                                           177,474             -
Issuance of common stock                                       -             -
Advances from affiliates                                  40,099       215,686
Net cash provided by financing activities                217,573       215,686

Net increase in cash and cash equivalents                 44,876         6,141

Cash and cash equivalents at beginning of period          99,343        39,766
Cash and cash equivalents at end of period               144,219        45,907

Supplemental Disclosure:
Interest paid for the period                               1,740           248
Income taxes paid for the period                               -             -
Common stock issued in exchange for services
 rendered                                                 36,305             -
Common stock issued for compensation                     303,471             -

See accompanying notes to the unaudited condensed consolidated financial statements

                            LARGO VISTA GROUP, LTD.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                MARCH 31, 2002
                                  (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., Largo Vista International Corp., and Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd. ("Zunyi"). Largo Vista, Inc. was form under the laws of the State of California and is inactive. Largo Vista Construction, Inc. was formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. was formed under the laws of Panama and is inactive. Zunyi was registered under the laws of the Peoples Republic of China.

All significant intercompany balances and transactions have been eliminated in consolidation. All amounts in these consolidated financial statements and notes thereto are stated in United States dollars unless otherwise indicated.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 141, "Business
Combinations" (SFAS No. 141), and Statement of Financial Accounting
Standards No. 142,  "Goodwill and Other Intangible Assets" (SFAS No.
142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002.

The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The
Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.
SFAS No. 144 superseded Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion
No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB and the registrants audited capitalized statements and capitalized notes thereto, included in the registrants Form 10-KSB filed on April 2, 2002.

Description of Registrant.

Largo Vista Group, Ltd. (the "Company") was incorporated under the laws of the State of Nevada. The Company is principally engaged in the distribution of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

Results Of Operations, for the Three Months Ended March 31, 2002 and 2001.

Net Sales. There was a decrease in net sales for the three-month period ending March 31, 2002 as compared to the three month-period ending March 31, 2001, with sales of $117,962 and $705,230, respectively.

Cost of Sales. There was a comparative decrease in cost of sales in relation to the Net Sales, above, for the three-month period ending March 31, 2002 as compared to the three-month period ending March 31, 2001, with cost of sales of $114,699 and $742,257, respectively.

General and Administrative. General and Administrative expenses increased from $374,123 for the three month period ending March 31, 2001 as compared to $450,027 for the same period in 2002. General and Administrative expenses were comprised primarily of compensation, consulting expense and office expenses.

Liquidity And Capital Resources for the Three Months Ended March 31, 2002 and 2001.

The Company has relied primarily on funds generated from the issuance of common stock and options to finance its operations and expansion.
As of March 31, 2002, the Company had cash of $144,219, compared to $45,907 at March 31, 2001. Cash used in operating activities was $171,431 in 2002, as compared to cash of $209,545 in 2001. Cash flows from financing activities changed primarily due to the issuance of a note payable in an amount of $177,474 in the period ending March 31, 2002, as compared to $0 issued in the period ending March 31, 2001. The Company received significantly less advances from affiliates for the period ending March 31, 2002 as compared to the same period ending March 31, 2001. Advances received from affiliates were $40,099 and $215,686, for the three month periods ending March 31, 2002 and 2001, respectively.

While the Registrant has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. As previously mentioned, the Registrant has obtained financing in the form of equity in order to provide the necessary working capital. The Registrant currently is seeking other sources for equity capital and currently has been extended an offer, but it has not accepted the offer as of the date of the Company's Form 10-QSB. There are no assurances the Registrant will be successful in raising the funds required.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial
Condition and Results of Operations may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect,"
"anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. This Form 10-QSB for the quarterly period ended March 31, 2002 may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying any of the forward-looking statements contained herein are reasonable, any and/or all of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation will be achieved.

Included herein is a discussion of the financial condition and results of operations of the Company as of this report for the quarterly report ended March 31, 2002. This discussion and analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-QSB and the registrants audited capitalized statements and capitalized notes thereto, included in the registrants Form 10-KSB filed on April 2, 2002.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against our Company and its subsidiaries. The most significant of these are described below.

     At present, there are not any outstanding material lawsuits or material claims known against our Company and its subsidiaries.

Item 2.  Changes in Securities

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security holders.

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Largo Vista Group, Ltd.

Dated: May 19, 2002                           By: /s/ Daniel Mendez
                                              Daniel Mendez, President