Form 10QSB
period 2002-06-30
LARGO VISTA GROUP LTD
filed 2002-08-16
CIK 915471

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the period ended June 30, 2002

                  Commission file number 000-30426

                       LARGO VISTA GROUP, LTD
          (Name of Small Business Issuer in Its Charter)

          Nevada                              76-0434540
(State of Incorporation)           (IRS Employer Identification No.)

4570 Campus Drive Newport Beach, CA                    92660
            (Address of Principal Executive Offices)

                             (949) 252-2180
                      Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes x No  .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
244,737,481 shares of Common Stock ($.001 par value) as of August 12, 2002.

Transitional small business disclosure format:  Yes    No  x

                          LARGO VISTA GROUP, LTD.
                  Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending June 30, 2002

                              Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
         June 30, 2002 and December 31, 2001                     3

         Condensed Consolidated Statements of Losses:
         Three and Six Months Ended June 30, 2002 and 2001       4

         Condensed Consolidated Statements of Cash Flows:
         Three and Six Months Ended June 30, 2002 and 2001       5

Notes to Condensed Consolidated Financial Information:           6

Item 2.  Management's Discussion and Analysis                     8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements (Unaudited)

                     LARGO VISTA GROUP, LTD.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                            ASSETS
                                        June 30, 2002     December 31, 2001

CURRENT ASSETS:
Cash and cash equivalents              $    224,823       $        99,343
Accounts receivable, net                      3,320                 2,790
Inventories, at cost                          6,099                59,954
Prepaid expenses and other                  168,423                52,022
  Total current assets                      402,665               214,109

Property, plant and equipment, net           14,111                14,216
                                            416,776               228,325

          LIABILITIES AND DEFICIENCY  IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities    271,100               275,858
Notes payable to related parties            575,555               408,081
Due to related parties                       53,467                31,209
  Total current liabilities                 900,122               715,148

Commitment and contingencies                      -                     -

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value per
share; 400,000,000 shares authorized,
242,367,667 and 232,175,730 shares
issued and outstanding at June 30,
2002 and December 31, 2001                 242,367                232,176
Additional paid-in capital              14,353,738             13,555,870
Accumulated deficit                    (15,083,151)           (14,278,569)
Accumulated other comprehensive
income:
Foreign currency translation adjustment      3,700                  3,700
Deficiency in stockholders' equity      (483,346)               (486,823)
                                         416,776                 228,325

See accompanying notes to the unaudited condensed consolidated financial statements

                      LARGO VISTA GROUP, LTD.
             CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                            (UNAUDITED)


                                   Three Months Ended June 30     Six Months Ended June 30
                                      2002          2001             2002      2001

Sales                              $   257,506    $   782,733      $ 375,468   $  1,193,127
Cost of sales                          222,502        705,903        337,201      1,106,310
Gross profit                            35,004         76,830         38,267         86,817

Expenses
Selling and administrative             396,368        291,283        846,395        705,194
Depreciation                               766              -          1,370         27,965
Interest (income) expenses              10,631              -         (4,915)        31,967
                                       407,765        291,283        842,850        765,126
Loss from continuing operation,
before income taxes and
discontinued operations               (372,761)      (214,453)      (804,583)      (678,309)

Income (taxes) benefit                       -              -              -              -
Loss from continuing
operations, before
discontinued operations               (372,761)      (214,453)      (804,583)      (678,309)

Loss from discontinued
Operations                                   -              -              -        (15,181)

Gain on disposal of
discontinued operations                      -      3,265,433              -      3,265,433

Net income (loss)                     (372,761)     3,050,980       (804,583)     2,571,943

Basic and Diluted
net loss per share                       (0.00)          0.01          (0.00)          0.01
Continuing operations                    (0.00)         (0.00)         (0.00)         (0.00)
Discontinued operations                      -           0.01              -           0.01
Weighted average common shares
Outstanding                        240,407,389    221,601,000    237,950,364     220,203,000


See accompanying notes to the unaudited condensed consolidated financial statements

                        LARGO VISTA GROUP, LTD.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                                 For The Six Months Ended
                                                           June 30
                                                      2002        2001

Net cash Provided by (used in)
operating activities                              $   (65,518)  $   (209,545)

Net cash provided by (used in)
investing activities                                    1,266              -

Net cash provided by (used in)
financing activities                                  189,732        395,460

Net increase in cash and cash
Equivalents                                           125,480        185,915

Cash and cash equivalents at
beginning of period                                    99,343         39,766

Cash and cash equivalents at end
of period                                             224,823        225,681

See accompanying notes to the unaudited condensed consolidated financial statements

                       LARGO VISTA GROUP, LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                           JUNE 30, 2002
                             (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto, included elsewhere within this Form 10-QSB.

Description of Registrant.

Largo Vista Group, Ltd. (the "Company") was incorporated under the laws of the State of Nevada. The Company is principally engaged in the distribution of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

Results Of Operations, for the Three Months Ended June 30, 2002 and 2001 and the Six Months Ended June 30, 2002 and 2001.

Net Sales. There was a decrease in net sales for the three-month period ending June 30, 2002 as compared to the three month-period ending June 30, 2001, with sales of $257,506 and $782,733, respectively, as well as a decrease in net sales for the six-month period ending June 30, 2002 as compared to the six month-period ending June 30, 2001, with sales of $375,468 and $1,193,127, respectively.

Cost of Sales. There was a comparative decrease in cost of sales in relation to the Net Sales, above, for the three-month period ending June 30, 2002 as compared to the three-month period ending June 30, 2001, with cost of sales of $222,502 and $705,903, respectively, as well as a decrease in net sales for the six-month period ending June 30, 2002 as compared to the six month-period ending June 30, 2001, with cost of sales of $337,201 and $1,106,310, respectively.

General and Administrative. General and Administrative expenses increased from $291,283 for the three month period ending June 30, 2001 as compared to $396,368 for the same period in 2002, as well as an increase in General and Administrative expenses for the six-month period ending June 30, 2002 as compared to the six month-period ending June 30, 2001, with General and Administrative expenses of $846,850 and $705,194, respectively. General and Administrative expenses were comprised primarily of compensation, consulting expense and office expenses.

Liquidity And Capital Resources for the Six Months Ended June 30, 2002 and 2001.

The Company has relied primarily on funds generated from the issuance of common stock and options to finance its operations and expansion. As of June 30, 2002, the Company had cash of $224,823, compared to $99,343 at June 30, 2001. Cash used in operating activities was $65,518 in 2002, as compared to cash of $209,545 in 2001.

While the Registrant has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. As previously mentioned, the Registrant is seeking financing in the form of equity in order to provide the necessary working capital. The Registrant currently is seeking other sources for equity capital and currently has been extended an offer, but it has not accepted the offer as of the date of the Company's Form 10-QSB. There are no assurances the Registrant will be successful in raising the funds required.

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

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved

The following is a discussion of the financial condition and results of operations of the Company as of the date of this Annual Report. This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-QSB.

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

                                     Largo Vista Group, Ltd.

Dated: August 16, 2002               By: /s/ Shan Deng
                                     Shen Deng, Interim Chief Executive
                                     Officer

99.1 Certification pursuant of President to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2  Certification pursuant of Chief Financial Officer to 18 U.S.C.
      Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                               Exhibit 99.1

In connection with the Quarterly Report of Largo Vista Group, Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Shan Deng, Interim Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Shan Deng
Shan Deng, Interim Chief Executive
Officer


                               Exhibit 99.2

In connection with the Quarterly Report of Largo Vista Group, Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Figueroa, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

                                   By: /s/  Albert Figueroa
                                   Albert Figueroa, Treasurer