Form 10QSB
period 2002-09-30
LARGO VISTA GROUP LTD
filed 2002-11-15
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549


                                         FORM 10QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                        For the period ended September 30, 2002


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
246,527,861 shares of Common Stock ($.001 par value) as of November 7, 2002.

     Transitional small business disclosure format:  Yes    No  x

                             LARGO VISTA GROUP, LTD.
                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending September 30, 2002

                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
         September 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Losses:
         Three and Nine Months Ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows:
         Three and Nine Months Ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Information:

Item 2.  Management's Discussion and Analysis

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  Financial Statements

                            LARGO VISTA GROUP, LTD.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                               September 30       December 31
                                                   2002              2001

CURRENT ASSETS:
 Cash and cash equivalents                     $       40,118     $    99,343
 Accounts receivable, net                             169,082           2,790
 Inventories, at cost                                   5,637          59,954
 Prepaid expenses and other                           199,127          52,022
   Total current assets                               413,964         214,109

Property, plant and equipment, net                     12,523          14,216

Other assets                                            3,150               -
                                                      429,637         228,325

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities              331,079         275,858
Notes payable to related parties                      473,937         408,081
Due to related parties                                 54,806          31,209
  Total current liabilities                           859,822         715,148

Commitment and contingencies                                -               -

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value per
share; 400,000,000 shares authorized, 245,836,992 and
232,175,730 shares issued and outstanding at
September 30, 2002 and December 31, 2001              245,837         232,176
Additional paid-in capital                         14,541,897      13,555,870
Accumulated deficit                               (15,221,619)    (14,278,569)
Accumulated other comprehensive income:
Foreign currency translation adjustment                 3,700           3,700
Deficiency in stockholders' equity                   (430,185)       (486,823)
                                                      429,637         228,325

See accompanying notes to the unaudited condensed consolidated financial information

                              LARGO VISTA GROUP, LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                     (UNAUDITED)


                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                     2002          2001           2002          2001
Sales                                                $ 185,835    $  450,640     $  561,303   $ 1,643,767
Cost of sales                                            9,045       553,813        346,246     1,660,123
Gross profit                                           176,790      (103,173)       215,057       (16,356)

Expenses
Selling and administrative                             304,203       311,995      1,150,597     1,017,189
Depreciation                                             1,866             -          3,236        27,965
Interest (income) expenses                               9,189        31,399          4,274        63,366
                                                       315,258       343,394      1,158,107     1,108,520
Loss from continuing operation, before
income taxes and discontinued operations              (138,468)     (446,567)       (943,050)  (1,124,876)

Income (taxes) benefit                                                     -               -            -
Loss from continuing operations, before
discontinued operations                               (138,468)     (446,567)       (943,050)  (1,124,876)

Loss from discontinued operations                            -             -               -      (15,181)

Gain on disposal of discontinued operations                  -       (52,115)              -     3,513,318

Net income (loss)                                     (138,468)     (498,682)       (943,050)    2,373,261

Basic and Diluted net loss per share                     (0.00)         0.00           (0.00)         0.01
Continuing operations                                    (0.00)        (0.00)          (0.00)        (0.00)
Discontinued operations                                      -          0.00               -          0.01
Weighted average common shares outstanding         244,633,289   223,050,199     240,218,656   220,203,000


See accompanying notes to the unaudited condensed consolidated financial information

                               LARGO VISTA GROUP, LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                 For The Nine Months Ended
                                                         September 30
                                                 2002                 2001

Net cash Provided by (used in)
operating activities                            $   (147,566)      $ (522,937)

Net cash provided by (used in)
investing activities                                  (1,543)               -

Net cash provided by (used in)
financing activities                                  89,884          759,731

Net increase (decrease) in cash
and cash equivalents                                 (59,225)         236,794

Cash and cash equivalents at
beginning of period                                   99,343           39,766

Cash and cash equivalents at end
of period                                             40,118          276,560

See accompanying notes to the unaudited condensed consolidated financial statements

                               LARGO VISTA GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  SEPTEMBER 30, 2002
                                     (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., Largo Vista International Corp., Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd. ("Zunyi") and Zunyi Jiahong Gas Co. Ltd. ("Jiahong"). Largo Vista, Inc. was formed under the laws of the State of California and is inactive. Largo Vista Construction, Inc. was formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. was formed under the laws of Panama and is inactive. Zunyi and Jiahong were registered under the laws of the Peoples Republic of China. On August 27, 2002, the Company entered into an operating agreement with Jiahong and moved its China operation from Zunyi to Jiahong depot.

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

Largo Vista entered into an operating agreement with Zunyi Jiahong Gas Co. Ltd. on August 27, 2002, whereby the Company agreed to operate the Zunyi Jiahong Gas Co. Ltd. depot. Largo formerly operated the Shilin Xinmao Petroleum Co., Lt. depot which was also located in the City of Zunyi. The new lease agreement provides a 500 cubic meter storage facility, a cylinder inspection center, a three-story office building and employee housing. The Company agreed to this new lease agreement at a savings to the Company of approximately $31,000 annually.

Description of Registrant.

Largo Vista Group, Ltd. (the "Company") was incorporated under the laws of the State of Nevada. The Company is principally engaged in the distribution of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

Results Of Operations, for the Three Months Ended September 30, 2002 and 2001 and the Nine Months Ended September 30, 2002 and 2001.

Net Sales. There was a decrease in net sales for the three-month period ending September 30, 2002 as compared to the three month-period ending September 30, 2001, with sales of $185,835 and $450,640, respectively, as well as a decrease in net sales for the nine-month period ending September 30, 2002 as compared to the nine month-period ending September 30, 2001, with sales of $561,303 and $1,643,767, respectively.

Cost of Sales. There was a decrease in cost of sales for the three-month period ending September 30, 2002 as compared to the three-month period ending September 30, 2001, with cost of sales of $9,045 and $553,813, respectively. This decrease in cost of sales was attributable to the Company's focus on realizing sales from hook-up fees from its operations in Zunyi, for which there no cost of sales. There was also a decrease in cost of sales for the nine-month period ending September 30, 2002 as compared to the nine-month period ending September 30, 2001, with cost of sales of $346,246 and $1,660,123, respectively. There was an increase in the gross profit for the three-month period ending September 30, 2002 as compared to the three-month period ending September 30, 2001, with a gross profit of $176,790 and a loss of $103,173, respectively. There was an increase in the gross profit for the nine-month period ending September 30, 2002 as compared to the nine-month period ending September 30, 2001, with a gross profit of $215,057 and a loss of $16,356, respectively.

General and Administrative. General and Administrative expenses decreased from $311,995 for the three-month period ending September 3, 2001 as compared to $304,203 for the same period in 2002. General and Administrative expenses increased for the nine-month period ending September 30, 2002 as compared to the nine-month period ending September 30, 2001, with General and Administrative expenses of $1,150,597 and $1,017,189, respectively. General and Administrative expenses were comprised primarily of compensation, consulting expenses and office expenses.

Liquidity And Capital Resources for the Nine Months Ended September 30, 2002 and 2001.

The Company has relied primarily on funds generated from the issuance of common stock and options to finance its operations. As of September 30, 2002, the Company had cash and cash equivalents of $40,118, compared to $99,343 at December 31, 2001. Cash used in operating activities was $147,566 through September 2002, as compared to cash used in operating activities of $522,937 in 2001.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Registrant's current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity in order to provide the necessary working capital. However, the Company recently received a written commitment from three of its largest shareholders, Mr. Shan Deng, Mr. Albert Figueroa and Mr. Dan Mendez to contribute the proceeds from the sale of up to ten percent of their beneficially owned shares of Largo Vista, collectively 11,021,759, to finance the continued operation of the Company until such time as positive cash flow is achieved. In the event the Company does not achieve positive cash flow by the time that the contributions by these individuals have ended pursuant to their agreements, the Company will need to identify other sources of working capital and financing. There can be no assurances that the Company will be successful in raising the funds required.

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

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes and availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.

The following is a discussion of the financial condition and results of operations of the Company as of the date of this Annual Report.
This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-QSB.

Item 3. Controls and Procedures

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Lawsuits, claims and proceedings of a nature considered normal to its business may be pending against our Company and its subsidiaries, however, at present, there are not any outstanding material lawsuits or material claims known against our Company and its subsidiaries.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security holders through the end of the Quarter ending September 30, 2002.

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Not applicable.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Largo Vista Group, Ltd.
Dated: November14, 2002                 By: /s/ Shan Deng
                                        Shan Deng, Interim Chief Executive
                                        Officer

                                   CERTIFICATIONS

I, Shan Deng, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Largo
Vista Group, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses ininternal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                        /s/ Shan Deng
                                        Shan Deng
                                       Interim Chief Executive Officer

                                      CERTIFICATIONS

I, Albert Figueroa, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Largo
Vista Group, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                        /s/ Albert Figueroa
                                        Albert Figueroa Treasurer

99.1  Certification pursuant of Chief Executive Officer to 18 U.S.C.
Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2  Certification pursuant of Chief Financial Officer to 18 U.S.C.
Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.