Form 10KSB
period 2002-12-31
LARGO VISTA GROUP LTD
filed 2003-04-21
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2002

Commission file number 000-30426

                             LARGO VISTA GROUP, LTD.
                 (Name of Small Business Issuer in its charter)

            Nevada                                             76-0434540
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

           4570 Campus Drive
       Newport Beach, California                                 92660
----------------------------------------                    ----------------
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (949) 252-2180
                                              --------------

Securities registered under Section 12(b) of the Act:  None

Securities  registered  under Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

The revenues for the year ended December 31, 2002 were $554,914

The market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 14, 2003 was approximately $3,182,440.

The number of shares of Common Stock outstanding as of April 14, 2003 was 256,921,534.


LARGO VISTA GROUP, LTD.
                                                 FORM 10-KSB
                                                    INDEX

                                                                                                         Page
                                                                                                         ----
                                                    Part I

Item 1.       Description of Business.....................................................................3

Item 2.       Properties..................................................................................7

Item 3.       Legal Proceedings...........................................................................8

Item 4.       Submission of Matters of a Vote of Security Holders.........................................8

                                                   Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................8

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation..........................................................12

Item 7.       Financial Statements and Supplementary Data.................................................18

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................................................19

                                                   Part III

Item 9.       Directors and Executive Officers of the Registrant..........................................19

Item 10.      Executive Compensation......................................................................19

Item 11.      Security Ownership of Certain Beneficial Owners and Management..............................21

Item 12.      Certain Relationships and Related Transactions..............................................21

                                                   Part IV

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..............................21

Item 14.      Controls and Procedures.....................................................................23

Signatures    ............................................................................................24


                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------

Largo Vista Group, Ltd., a Nevada corporation ("Company"), was formed under the laws of the State of Nevada on January 16, 1987.

Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Largo Vista, Inc., an inactive California corporation, Largo Vista Construction, Inc., an inactive Nevada corporation and Largo Vista International, Corp., a Panama corporation (LVI).

Business of the Issuer
----------------------

Largo Vista Group, Ltd, a Nevada corporation ("Largo Vista"), has operations through a contract agreement with Jiahong Gas Co., Ltd (registered under the Chinese laws in the Peoples Republic of China, Guizhou Province). Though this agreement, Largo Vista is engaged in the business of purchasing and reselling liquid petroleum gas ("LPG") in the retail and wholesale markets to both residential and commercial consumers in China. Largo Vista operates a storage depot and has an office headquarters in the City of Zunyi. In addition, Largo Vista operates a pipeline providing LPG in the City of Zunyi, Guizhou Province through a service agreement with City of Zunyi.

Largo Vista, through its subsidiary Largo Vista International Ltd., has and continues to engage in the petroleum supply business in Far East countries, more specifically Vietnam.

On June 29, 2001, Largo Vista sold, under a stock purchase agreement, its 100 percent interest in Everlasting International Ltd., a Nevada corporation, which owned a 66.67 percent ownership interest in Kunming Xinmao Petrochemical Industry Co., Ltd. Largo Vista elected to withdraw from the Kunming market due to competitive pressures from non-profit oriented government owned suppliers

In addition, Largo Vista has two representative offices in the Far East area, one in Wuhan, China and another in Ho Chi Minh City, Vietnam, to supervise LPG and gasoil trading operations in China and Vietnam, respectively, in addition to potentially acquiring other possible business opportunities in the Far East.

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

Organizational Chart
--------------------

LVG
Largo Vista Group, Ltd.

Owns 100% of Largo Vista Inc.
         No current operations

Owns 100% of Largo Vista International Corp.
         No current operations

Owns 100% of Largo Vista Construction Inc.
         No current operations

Owns 100% of Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd.

BUSINESS
--------

Terms of the Jiahong Gas Co., Ltd Agreement.

The agreement between Largo Vista and Jiahong Gas Co. Ltd ("Jiahong") is a DBA (Doing business as) agreement formed under the laws of the People's Republic of China.

Term: Five years from August 27, 2002 to August 26, 2007

General Provisions: Agreement allows Largo Vista to operate the LPG depot, tanks, fueling workshop, bottle testing center, office building along with other facilities as provided with the property along with allowing Largo Vista to utilize Jiahong's existing licensing to conduct business

Terms of Zunyi Pipeline Service contract Agreement.

General Provisions: Agreement allows Largo Vista to operate and supply LPG to a pipeline located in the City of Zunyi, Peoples Republic of China for a period of 40 years beginning December, 2002 at no leasing cost. Largo Vista was rewarded the service contract as a direct result of their organization and participation in the construction of the pipeline.

Principal Products and Their Markets
------------------------------------

The Product
-----------

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

Most Chinese consumers have used wood and coal all their lives primarily for cooking. They are, however, beginning to realize the ease and convenience of using LPG for cooking and heating water. Most consumers obtain LPG in 15kg. cylinders, very similar to those used for gas barbecues in the U.S. As LPG delivery systems, such as pipelines, make use more convenient and simple, LPG consumption per capita should increase significantly. In addition, management believes there will be future opportunities for increased LPG use in the tobacco business, operating factory machinery and vehicles.

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

Pipeline users are considered retail-direct users. LPG flows directly into household via pipes from a central storage tank that is replenished when necessary by a major LPG company. Pipeline users are billed according to usage based on a meter in their living unit. Management is pursuing a policy of expanding into this arena due to the fact that once the retail customer is captured via a pipeline connection, they will remain a profit center for the Company. Also, the usage of a pipeline customer is expected to be greater than a bottle retail customer because of the expanding uses of LPG, such as heating of the residence.

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

Distribution of LPG via pipelines directly to end-users is very efficient, but one drawback is the cost to install pipeline service to each household, which is approximately $185.00 US per household. Some more affluent customers can afford to pay the installation fee up front, but most of these have already purchased pipeline service. Some new construction projects permit the cost of installation to be incorporated into the cost of the home. Most customers, however, cannot afford the up-front fee, but are willing and able to pay extra each month based on usage. Zunyi has a number of pipeline projects in various planning or construction phases and it is management's belief that this area is one of the most profitable in the long term. In December, 2002 Largo Vista completed its first pipeline project and signed a long term service contract to maintain and supply LPG to it's customers along the pipeline.

Distribution of LPG
-------------------

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

Raw Materials
-------------

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

Competition
-----------

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

Governmental Regulation
-----------------------

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

Patents, Trademarks & Licenses
------------------------------

The Company does not currently own any patents or trademarks.

Employees
---------

Largo Vista has one full-time employee in the United States and relies on outside consultants for legal, accounting and other services as needed. Operations in Zunyi, Wuhan and Ho Chi Minh City have a total of 35 employees, including management.

Item 2. DESCRIPTION OF PROPERTY

Largo Vista
-----------

Largo Vista has corporate offices in Newport Beach, California. The cost is approximately $1,000 per month.

Wuhan Representative Office
---------------------------

Largo Vista maintains a representative office in Wuhan, Hubei Province, China, which include three offices and access to common areas. The facilities are leased from Proton Enterprises. The terms of the Lease are for three years beginning January 2001, for approximately $480 per month.

Ho Chi Minh City Representative Office
--------------------------------------

Largo Vista maintains a representative office in Ho Chi Minh City, Vietnam, which includes an open office type environment. The terms of this Lease is for month to month at approximately $1,500 per month.

Zunyi
-----

Largo Vista, through a contract agreement with Jiahong Gas Co., Ltd., operates its primary service from its depot located in the City of Zunyi, Guizhou Province. The depot includes 500 cubic meter storage facilities, fueling workshops, bottle testing center and office buildings. The facility is under lease for five years, beginning in August 2002, at approximately $18,116 per year payable in monthly installments.

In addition, Largo Vista, through a contract agreement with the City of Zunyi operates a pipeline supplying LPG to approximately 1,000 customers. The service contract is for 40 years beginning in December, 2002. Largo Vista enjoys the service contract at no lease cost throughout the period due to Largo Vista's investment in (and subsequent recovery of) the cost of the related pipeline installation.

Item 3.  LEGAL PROCEEDINGS

At present, there are no outstanding lawsuits or claims known against our Company and its subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2002, the Company held an annual shareholders' meeting at which the following matters were approved:

(a)      Deng Shan, Albert N. Figueroa and Edward H. Deese were elected
         Directors;
(b) The adoption of the 2002 stock option plan providing for the issuance of up to 25 million shares of the Company's common stock;
(c)      The creation of Preferred Stock - 25 million Series A shares.

The Company filed a report on Form DEF 14 C on December 19, 2002, detailing all the information summarized above.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board under the symbol LGOV.

The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2002 and 2001. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                         Bid
                                         -----------------------------------
                                              High                Low
                                         ---------------     ---------------
4th Quarter 2002                             $ 0.06              $ 0.02
3rd Quarter 2002                             $ 0.08              $ 0.04
2nd Quarter 2002                             $ 0.27              $ 0.06
1st Quarter 2002                             $ 0.19              $ 0.04

4th Quarter 2001                             $ 0.14              $ 0.06
3rd Quarter 2001                             $ 0.23              $ 0.05
2nd Quarter 2001                             $ 0.17              $ 0.08
1st Quarter 2001                             $ 0.31              $ 0.13

As of April 14, 2003, the Company had approximately 657 shareholders of record.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

Recent sales of unregistered securities:

The company issued unregistered shares of its common stock from January 1, 2001 to December 31, 2002 as follows:

Fiscal 2001, a total of 13,370,985 shares of common stock valued at $1,147,602 and in fiscal 2002, a total of 14,352,131 shares of common stock and options valued at $707,975 as follows:

                       Number of                                     Dollar
                     Common Shares        Name of Persons          Amount of
Quarter                   Issued            Whom Issued          Consideration
-------                   ------            -----------          -------------

Issued to officers as compensation:
2001
2nd Quarter          297,093                Deng Shan                41,666
                     356,512                Daniel Mendez            50,000
                     178,256                Albert Figueroa          25,000

3rd Quarter          195,167                Deng Shan                25,000
                     234,201                Daniel Mendez            30,000
                     117,100                Albert Figueroa          15,000

4th Quarter          317,857                Deng Shan                25,000
                     381,430                Daniel Mendez            30,000
                     342,858 (S8 Option)    Daniel Mendez             9,965
                     190,715                Albert Figueroa          15,000
                     342,858 (S8 Option)    Albert Figueroa          10,633

                        Number of
                      Common Shares       Name of Persons           Amount of
Quarter                   Issued            Whom Issued          Consideration
-------                   ------            -----------          -------------

2002:
1st Quarter       408,263                  Deng Shan                   25,000
                1,200,000 (S8 Option)      Daniel Mendez               33,104

2nd Quarter       338,158                  Deng Shan                   33,334
                  925,000 (S8 Option)      Daniel Mendez               43,557
                  277,572 (S8 Option)      Albert Figueroa             14,731

3rd Quarter       333,334                  Deng Shan                   16,983
                  785,000 (S8 Option)      Daniel Mendez               20,526
                  550,000 (S8 Option)      Albert Figueroa             14,757

4th Quarter       175,057                  Deng Shan                    8,016

Issued to consultants for services:

2001:
2nd Quarter       356,512                  Steve Chaussy               50,000
                  267,385                  Li Chuming                  37,500
                  267,385                  Harold Mclenden             37,500

3rd Quarter       234,201                  Steve Chaussy               30,000
                  175,650                  Li Chuming                  22,500
                  175,650                  Harold Mclenden             22,500

4th Quarter       381,430                  Steve Chaussy               30,000
                  286,072                  Li Chuming                  22,500
                  286,072                  Harold Mclenden             22,500
                  342,858(S8 Option)       Steve Chaussy               10,769

2002:
1st Quarter       369,753                  Harold Mclenden             22,500
                  290,589                  Li Chuming                  17,500
                  214,286                  Danny Nguyen                15,000
                1,200,000                  Steve Chaussy               35,507

2nd Quarter       340,963                  Harold Mclenden             30,000
                  356,796                  Li Chuming                  31,000
                  304,341                  Danny Nguyen                30,000
                  925,000(S8 Option)       Steve Chaussy               46,524

3rd Quarter       188,726                  Harold Mclenden             10,000
                  272,059                  Li Chuming                  15,000
                  356,426                  Danny Nguyen                17,821
                  664,000(S8 Option)       Steve Chaussy               17,785

4th Quarter       163,043                  Harold Mclenden              7,500
                  163,043                  Li Chuming                   7,500
                  189,726                  Danny Nguyen                 9,486

Issued to service providers for past services:

                  Number of
                Common Shares        Name of Persons                 Amount of
Quarter            Issued            Whom Issued                   Consideration
-------            ------            -----------                   -------------

2001:
2nd Quarter       222,222            Danilo Cacciamatta                 20,000
                   55,555            Marcia Hein                         5,000
                  222,042            Danny Nguyen                       21,094

3rd Quarter       196,712            Danny Nguyen                       15,737
                  136,475            Gymar                              10,918
                  200,000            Ted Connolly                       10,000

4th Quarter       138,889            James DeOlden                      10,000
                  899,083            Danny Nguyen                       71,927
                   37,500            Michael Rubino                      2,812
                  182,100            Joe Chen                           14,568

2002:
1st Quarter       253,396            James DeOlden                      15,000
                  426,098            Hoa Thi Nguyen                     21,305

2nd Quarter       200,795            James DeOlden                      20,000
                   23,810            Michael Rubino                      4,937

3rd Quarter       176,923            James DeOlden                      10,000

Issued as loans to officers:

2002:
1st Quarter     1,200,000(S8 Option) Albert Figueroa                    35,635

2nd Quarter       647,458(S8 Option) Albert Figueroa                    34,365

Issued to officers and shareholders for reimbursement of cash advances:

2001:
1st Quarter        79,240           Deng Shan                            7,528
                  210,029           Daniel Mendez                       19,953
                  278,783           Albert Figueroa                     26,484
                    5,644           Steve Chaussy                          536

2nd Quarter        78,523           Deng Shan                            7,810
                  180,983           Daniel Mendez                       13,720
                  529,089           Albert Figueroa                     41,515

                  444,185           Steve Chaussy                       24,658

4th Quarter        73,387           Deng Shan                            3,669
                   10,220           Daniel Mendez                          511
                  143,400           Albert Figueroa                      7,170
                   58,100           Steve Chaussy                        2,905
                3,261,562           Proton Tech                        164,127

2002:
2nd Quarter           856           Daniel Mendez                           77
                  101,459           Albert Figueroa                      9,131
                  124,622           Steve  Chaussy                      11,216
                   62,752           Danny Nguyen                        13,178

3rd Quarter       142,857           Danny Nguyen                        10,000

All stock issuances were conducted pursuant to section 4(2) under the 1933 Act without the involvement of underwriters. Stock issuances other than for cash were valued at market, generally determined by the low bid quotation.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Information:
-----------------------------------------------------------

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

Results of Operations
---------------------

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Discontinued Operations
-----------------------

In the year ended December 31, 2001, the Company discontinued the operations of its Kunming Xinmao business segment. Kunming Xinmao was engaged in the distribution of liquid petroleum gas in the retail and wholesale markets in the Province of Yunnan in the People's Republic of China.

The following table sets forth the results of operations and loss on disposal from this discontinued business segment for the year ended December 31, 2001.

                                         2001
                                         ----
Revenues                             $  351,506
Expenses                               (634,721)
                                     -----------
Net (loss)                           $ (283,215)
                                     ===========

Continuing Operations
---------------------

Revenues
--------

The Company's 2002 revenues from continuing operations of $554,914 are attributable to liquid petroleum gas sales at its Zunyi facility located in South China.

Costs of sales
--------------

The Company incurred costs of sales of $518,775, or 93.5% of sales in connection with the LPG revenues from continuing operations during 2002.

Selling and administrative expenses
-----------------------------------

Selling and administrative expenses increased $103,558, or 8.2% to $1,365,755 during 2002 from $1,262,197 during 2001.

Interest expense
----------------

Interest expense decreased $56,799 or 81.8 % to $12,668 during 2002 from $69,497 during 2001 as a result of conversions of debt.

Currency Consideration
----------------------

The Company's LPG operations are conducted in the People's Republic of China whose currency, the Renminbi (RMB), is pegged to the US Dollar. The exchange rate as of December 31, 2002 and the average rate during each of the periods presented in the accompanying consolidated financial statements was 8.28 RMBs to one US Dollar. No representation is made that any RMB amount could have been, or could be, converted into US dollars at these rates or any other rates of exchange.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the Company had a working capital deficit of $752,677. As a result of our operating losses, we generated a cash flow deficit of $255,784 from operating activities during 2002. We met our cash requirements during the year primarily through advances, loans and contributions of $169,158 from the Company's Chairman and principal shareholder and other officers.

The Company has experienced significant operating losses from inception and has financed its activities to date through cash advances from affiliates and sales of its common stock. Availability, source, amount and terms of any additional financing are uncertain at this time, and by no means assured.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at December 31, 2002.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectfully.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No.143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Inflation
---------

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Trends, Risks and Uncertainties
-------------------------------

Largo Vista has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" below, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that Largo Vista has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to Largo Vista's stock.

Limited operating history; anticipated losses; uncertainly of future results
----------------------------------------------------------------------------

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

Management of Growth
--------------------

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

Risks associated with acquisitions
----------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS

                             LARGO VISTA GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                         Page

Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets at December 31, 2002 and 2001                 F-3

Consolidated Statements of Operations for the two years
  ended December 31, 2002 and 2001                                        F-4

Consolidated Statements of Deficiency in Stockholders' Equity for
  the two years ended December 31, 2002 and 2001                          F-5

Consolidated Statements of Cash Flows for the two
  years ended December 31, 2002 and 2001                                  F-6

Notes to Consolidated Financial Statements                               F-7-18

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Largo Vista Group, Ltd.
Newport Beach, California

         We have audited the accompanying consolidated balance sheets of Largo Vista Group, Ltd. and its wholly-owned subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L, the Company has an accumulated deficit of $15,623,773 at December 31, 2002, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia
April 8, 2003


                                            LARGO VISTA GROUP, LTD.
                                          CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2002 AND 2001

                                                                                   2002               2001
                                                                               -------------      -------------
ASSETS
Current Assets:
 Cash and cash equivalent                                                      $     11,174       $     99,343
 Accounts receivable, net of allowance for doubtful accounts
  of $0 at December 31, 2002 and 2001                                               154,438              2,790
 Inventories, at cost (Note C)                                                        2,630             59,954
 Prepaid expenses and other                                                          48,810             52,022
                                                                               -------------      -------------
 Total Current Assets                                                               217,052            214,109

Property, plant and equipment, at cost (Note D)                                      15,972             14,427
Less: accumulated depreciation                                                       (3,132)              (211)
                                                                               -------------      -------------
                                                                                     12,840             14,216

                                                                               $    229,892       $    228,325
                                                                               =============      =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities                                      $    421,280       $    275,858
 Notes payable to related parties (Note E)                                          473,938            408,081
 Due to related parties (Note F)                                                     74,511             31,209
                                                                               -------------      -------------
    Total Current Liabilities                                                       969,729            715,148

Commitment and contingencies (Note K)                                                    --                 --

Preferred Stock, $0.001 par value; 25,000,000 shares authorized,
  none issued and outstanding at December 31, 2002 and 2001 (Note G)                     --                 --

Common stock, $0.001 par value; 400,000,000 shares authorized,
  246,527,861 and 232,175,730 shares issued and outstanding at
  December 31, 2002 and 2001, respectively (Note G)                                 246,528            232,176
Additional paid-in capital                                                       14,633,708         13,555,870
Accumulated deficit                                                             (15,623,773)       (14,278,569)
Accumulated other comprehensive income:
Foreign currency translation adjustment                                               3,700              3,700
                                                                               -------------      -------------
Deficiency in stockholders' equity                                                 (739,837)          (486,823)

                                                                               $    229,892       $    228,325
                                                                               =============      =============

See the accompanying notes to consolidated financial statements


                                            LARGO VISTA GROUP, LTD.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                      2002                2001
                                                                 --------------      --------------
Revenue                                                          $     554,914       $   1,946,041
Cost of sales                                                          518,775           1,953,925
                                                                 --------------      --------------
Gross profit (loss)                                                     36,139              (7,884)

Operating expenses:
 Selling, general and administrative                                 1,365,755           1,262,197
 Depreciation                                                            2,920                 211
                                                                 --------------      --------------
                                                                     1,368,675           1,262,408

Loss from operations                                                (1,332,536)         (1,270,292)

Interest expense                                                       (12,668)            (69,467)
                                                                 --------------      --------------

Loss from continuing operations, before income taxes and
discontinued operations                                             (1,345,204)         (1,339,759)

Income taxes                                                                --                  --
                                                                 --------------      --------------

Loss from continuing operations, before discontinued
operations                                                          (1,345,204)         (1,339,759)

Loss from discontinued operations (Note B)                                  --            (283,215)

Gain on disposal of discontinued operations (Note B)                        --           3,572,563
                                                                 --------------      --------------
 Net income (loss)                                               $  (1,345,204)      $   1,949,589

Basic and diluted net income (loss) per common share (Note J)         $  (0.01)           $   0.01
Continuing operations                                                 $  (0.01)           $  (0.01)
Discontinued operations                                               $     --            $   0.02

Weighted average shares outstanding                                241,841,014         222,491,883

See accompanying notes to consolidated financial statements


                                                 LARGO VISTA GROUP, LTD.
                              CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                                                                            Foreign
                                             Preferred                Common     Additional                 Currency
                                   Preferred   Stock      Common      Stock       Paid-In    Accumulated   Translation
                                     Shares    Amount     Shares      Amount      Capital       Deficit    Adjustment      Total
                                   --------- --------- ------------ ----------- ------------ ------------- ----------  -------------
Balance at December 31, 2000           --    $     --   218,804,745 $  218,805  $ 12,467,623 $(16,228,158) $   3,700   $ (3,538,030)
Shares issued in
  exchange for services                --          --     8,023,484      8,023       773,544           --         --        781,567
Shares issued in exchange
  for debt                             --          --     5,347,501      5,348       314,703           --         --        320,051
Net income                             --          --            --         --            --    1,949,589         --      1,949,589
                                   --------- --------- ------------ ----------- ------------ ------------- ----------  -------------
Balance at December 31, 2001           --    $     --   232,175,730 $  232,176  $ 13,555,870 $(14,278,569) $   3,700   $   (486,823)
Shares issued in
  exchange for services                --          --    13,919,585     13,920       974,668           --         --        988,588
Shares issued in exchange
  for debt                             --          --       432,546        432        43,170           --         --         43,602
Capital contributed by
  related parties (Note F)             --          --            --         --        60,000           --         --         60,000
Net loss                               --          --            --         --            --   (1,345,204)        --     (1,345,204)
                                   --------- --------- ------------ ----------- ------------ ------------- ----------  -------------
Balance at December 31, 2002           --    $     --   246,527,861 $  246,528  $ 14,633,708 $(15,623,773) $   3,700   $   (739,837)
                                   ========= ========= ============ =========== ============ ============= ==========  =============

See accompanying notes to consolidated financial statements

                                                          F-5


                                            LARGO VISTA GROUP, LTD.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                  2002              2001
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations                                         $(1,345,204)      $(1,339,759)
Net (loss) from discontinued operations                                                --          (283,215)
Gain on business divestiture                                                           --         3,572,563
Adjustments to reconcile net (loss) to net cash
  used by operating activities
Depreciation and amortization                                                       2,920               211
Loss on disposal of assets                                                             --           821,060
Common stock issued for services                                                  988,588           781,567
Common stock issued in exchange for debt                                           43,602                --
Changes in assets and liabilities:
Accounts receivable                                                              (151,648)           (2,790)
Inventories                                                                        57,324           256,772
Prepaid expenses and other                                                          3,212           228,399
Accounts payable and other liabilities                                            145,422        (4,180,655)
Deferred revenue                                                                       --          (188,230)
                                                                              ------------      ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                          (255,784)         (334,077)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                               (1,545)          (14,427)
                                                                              ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                              (1,545)          (14,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related parties                                         60,000                --

Proceeds from (repayments of) notes payable                                        65,856           408,081
Proceeds from (repayments to) related parties                                      43,302                --
                                                                              ------------      ------------
NET CASH PROVIDED BY IN) FINANCING ACTIVITIES                                     169,158           408,081

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                               $   (88,171)      $    59,577

Cash and cash equivalents at the beginning of the year                        $    99,345       $    39,766
                                                                              ------------      ------------
Cash and cash equivalents at the end of the year                              $    11,174       $    99,343
                                                                              ============      ============
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                                      $     1,740       $    25,947
Income taxes paid                                                             $        --       $        --
Common stock issued for services                                              $   988,588       $   781,567
Common stock issued in exchange for debt                                      $    43,602       $   320,051

See accompanying notes to consolidated financial statements

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation
----------------------------------

Largo Vista Group, Ltd. (the "Company") was incorporated under the laws of the State of Nevada. The Company is principally engaged in the distribution of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., Largo Vista International Corp., Everlasting International Ltd. ("Everlasting"), Kunming Xinmao Petrochemical Industrial Co., Ltd. ("Kunming Xinmao") and Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd.

Largo Vista, Inc. is formed under the laws of the State of California and is inactive. Largo Vista Construction, Inc. is formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. is formed under the laws of Panama and is inactive. Everlasting was formed under the laws of Nevada and was liquidated in 2001. Kunming Xinmao was registered under the laws of the Peoples Republic of China and was sold to a Russian entity in 2001 (see Note B). Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd. ("Zunyi") is registered under the laws of the Peoples Republic of China. Zunyi was formed and began operations in 2001.

In April 27, 2001, Everlasting disposed its 66.67 % interest in Kunming Xinmao to UNIKO-LINE, an entity organized under the laws of the Russian Federation. Kunming Xinmao was engaged in the distribution of liquid petroleum gas in the retail and wholesale markets in the Province of Yunnan in the Peoples Republic of China. Subsequent to the sale, the Company liquidated in its entirety, Everlasting, whose sole asset was the Company's equity interest in Kunming Xinmao.

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

Foreign Currency Translation
----------------------------

The financial statements and results of operations of the Company's Chinese subsidiary are measured using local currency as the functional currency. The reporting currency of the Company is the US dollar; accordingly, all amounts included in the consolidated financial statements have been translated into US dollars. The accumulated currency translation adjustment is reflected as a separate component of stockholders' equity on the consolidated balance sheet. Foreign currency translation gains and losses are included in the consolidated results of operations for the period presented. The national currency of the People's Republic of China, the Renminbi (RMB), is pegged to the U.S. dollar. The average rate of exchange for fiscal 2002 and 2001 was 8.28 RMB to the dollar.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. (See Note
D).

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Inventories
-----------

Inventories consist primarily of LPG. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. (See Note C).

Income Taxes
------------

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Earnings (Losses) Per Common Share
--------------------------------------

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company generally recognizes revenue upon delivery of LPG to the customer. Revenue associated with shipments of petroleum products is recognized when title passes to the customer. There are no significant credit transactions.

In February 2002, the Company entered into an agreement with Zunyi Municipal Government ("Government") to design and install LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of the Government. Pursuant to the Agreement, the Government will reimburse the Company for certain direct and indirect design and installation costs incurred by the Company up to $308,000. In exchange for installing the pipeline, the Agreement provides for the Company to be the sole LPG supplier for those households.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2002 and 2001.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for 2002 and 2001.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $1,345,204 and $1,339,759 during the year ended December 31, 2002 and 2001, respectively. The Company's current liabilities exceeded its current assets by $752,677 as of December 31, 2002.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2002 and 2001.

Comprehensive Income (Loss)
---------------------------

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

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at December 31, 2002.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

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

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - DISCONTINUED OPERATIONS

In connection with the disposition of Kunming Xinmao in 2001, UNIKO-LINE acquired all Kunming Xinmao assets, assumed all Kunming Xinmao liabilities and paid $100 to the Company. As a result of the sale of the Kunming Xinmao business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Operating results for the discontinued operations for the years ended December 31, 2002 and 2001 were:

                                                       2002               2001
                                                     -------          ----------
Revenues                                             $   --           $ 351,506
Expenses                                                 --            (634,721)
                                                     -------          ----------
Net (loss)                                           $   --           $(283,215)
                                                     =======          ==========

Subsequent to the sale of Kunming Xinmao, the Company has had no involvement in the operations of the business. Neither the Company nor any of its directors, officers or significant shareholders are directors or officers of Kunming Xinmao, or in any position to affect financial or operating policies of that business. The new owners of Kunming Xinmao are not officers, directors or significant shareholders of the Company.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE B - DISCONTINUED OPERATIONS (Continued)

The following summarizes the gain on the disposition of the Kunming Xinmao business segment for the year ended December 31, 2001:

Cash received                                                       $       100
Debts assumed                                                         5,026,262
Net assets disposed of                                               (1,453,799)
                                                                    ------------
Net gain on disposal                                                $ 3,572,563
                                                                    ============

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of December 31, 2002 and 2001 are as follows:

                                                          2002            2001
                                                        --------        --------
        Liquid petroleum gas                            $ 1,463         $50,874
        Packaging bottles                                   938           7,665
        Supplies                                            229           1,415
                                                        --------        --------
                                                        $ 2,630         $59,954
                                                        ========        ========

NOTE D - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2002 and 2001 consists of the following:

                                                        2002              2001
                                                     ---------         ---------
  Office Equipment                                   $  3,293          $  3,014
  Transportation Equipment                             12,679            11,413
                                                     ---------         ---------
     Total                                             15,972            14,427
  Accumulated Depreciation                             (3,132)             (211)
                                                     ---------         ---------
                                                     $ 12,840          $ 14,216
                                                     =========         =========

Depreciation expense included as a charge to income amounted to $2,920 and $ 211 for the year ended December 31, 2002 and 2001, respectively.

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2002 and 2001 consists of the following:
                                                            2002         2001
                                                         ----------   ----------
Note payable on demand to Company President; interest
 payable monthly at 7% per annum; unsecured              $  15,000    $  30,000
Note payable on demand to Company's Chairman; interest
 payable monthly at 7% per annum; unsecured                458,938      378,081
                                                         ----------   ----------
Total                                                      473,938      408,081
Less: current portion                                     (473,938)    (408,081)
                                                         ----------   ----------
                                                         $      --    $      --
                                                         ==========   ==========

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, two officers of the Company have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the officers at December 31, 2002 and 2001 was $1,225 and $3,144, respectively. In October 2002, one officer of the Company contributed $10,000 to the Company as working capital.

A consultant of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2002 and 2001 was $9,386 and $28,065, respectively.

The Company's Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the chairman at December 31, 2002 was $63,900. In November 2002, the Company Chairman contributed $50,000 to the Company as working capital.

NOTE G - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of December 31, 2002, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2002, the Company has 246,527,861 shares of common stock issued and outstanding.

For the year ended December 31, 2001, the Company issued an aggregate of 8,023,484 shares of common stock to consultants and employees for services in the amount of $781,567. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 5,347,501 shares of common stock in exchange for previously incurred debt of $320,051.

For the year ended December 31, 2002, the Company issued an aggregate of 5,545,585 shares of common stock to consultants for services in the amount of $368,312. The Company also issued 8,374,000 shares of common stock to employees in exchange for options exercised for employee compensation in the amount of $620,276. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 432,546 shares of common stock in exchange for previously incurred debt of $43,602.

NOTE H - STOCK OPTION PLANS

In November 2001, the Board of Directors of the Company implemented a Non-Qualified Stock Option Plan for Consultants in an amount equal to 5,000,000 shares of common stock and a Qualified Stock Option Plan for Employees in an amount equal to 10,000,000 shares. In October 2002, the Company's Board of Directors approved to increase the issuance of Non-Qualified Stock Options to an amount equal to 25,000,000 shares of common stock.

The stock option plan provides for the issuance of both qualified and nonqualified incentive stock options at an exercise price approximating 50% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years for both the qualified incentive stock options and non-qualified incentive stock options. An aggregate of 8,374,000 and 1,028,574 options were granted and all options were exercised on the grant date during the year ended December 31, 2002 and 2001, respectively. There are no stock options outstanding as of December 31, 2002.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE I - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2002, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $15,600,000, expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2002 are as follows:

     Non Current:
     Net operating loss carryforward                           $ 5,378,000
     Valuation allowance                                        (5,378,000)
                                                               ------------
     Net deferred tax asset                                             --

NOTE J -EARNINGS (LOSS) PER SHARE

Basic and fully diluted earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                       2002            2001
                                                 --------------- ---------------
     Net income (loss) available to
        common stockholders                      $   (1,345,204) $    1,949,589
                                                 =============== ===============
     Basic and diluted earning (loss) per share  $        (0.01) $         0.01
                                                 =============== ===============
        Continuing Operations                             (0.01)          (0.01)
        Discontinued Operations                              --            0.02
     Basic and diluted weighted average
       number of common shares outstanding          241,841,014     222,491,883

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company leases office space on a month-to-month basis in Newport Beach, California for its corporate offices. The Company also leases office space on a month to month basis in Ho Chi Minh City, Vietnam for an administrative and sales representation.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments (Continued)
-----------------------------

The Company maintains a representative office in Wuhan, Hubei Province, China. The lease is for three years beginning January 2001, for approximately $480 per months.

The Company leases distribution and office facilities in Zunyi City, Province of Guizhou, China. Commitments for minimum rentals under non-cancelable leases at the end of 2002 are as follows.

                           2003                          $ 23,876
                           2004                            18,116
                           2005                            18,116
                           2006                            18,116
                           2007                            10,568
                                                         --------
                                                         $ 88,792
                                                         ========

Rental expense charged to operations was $52,972 and $136,192 for 2002 and 2001, respectively.

Employment and Consulting Agreements
-----------------------------------

The Company has several agreements with employees to provide organizational services and various consulting agreements with outside contractors to provide business development in China, international petroleum and other products trading consultation services.

Litigation
----------

On March 1, 2001, UPAC/UAS, a former joint venture partner with the Company, filed a complaint against the Company in Orange County Superior Court of the State of California. The complaint alleges a breach of contract. The Company filed a counter claim against the plaintiff for damages and received a judgment in the Company's favor in February 2002 in the amount of $196,638. The Company believes that the chance of collection is unlikely and The Company believes that the chance of collection is unlikely, and therefore, has not recorded a receivable for this amount.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

NOTE L - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2002 and 2001, the Company incurred losses from continuing operations of $1,345,204 and 1,339,759, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

..

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE L - GOING CONCERN MATTERS (CONTINUED)

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                            Age        Position
----                            ---        --------

Albert N. Figueroa              36         Principal Accounting Officer

Deng Shan                       51         Interim Chief Executive officer and
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

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the last three years to its executive officers.

Name                                         Other                Securities         All other
and                                          Annual   Restricted  Underlying  LTIP    Compen-
Principal                Salary    Bonus    Compen-      Stock     Options/  Payouts  sation
Position        Year       ($)      ($)     sation ($) Awards ($)   SARs (#)   ($)       ($)
----------------------------------------------------------------------------------------------
Deng Shan,      2002        0        0         0      100,000           0      0         0
Interim CEO     2001        0        0         0      100,000           0      0         0
                2000        0        0         0      100,000           0      0         0

Albert          2002   30,512        0         0            0      29,488      0         0
Figueroa,       2001        0        0         0       55,000      10,633      0         0
Secretary       2000        0        0         0       60,000           0      0         0

Daniel          2002    3,814        0         0            0     104,685      0         0
Mendez,         2001        0        0         0      110,000       9,965      0         0
President       2000        0        0         0      120,000           0      0         0

Edward          2002   30,000        0         0            0           0      0         0
Deese,          2001        0        0         0            0           0      0         0
Interim COO     2000        0        0         0            0           0      0         0

James           2002        0        0         0            0      64,612      0         0
DeOlden,        2001        0        0         0            0      10,000      0         0
Director        2000        0        0         0            0           0      0         0


Notes:

(1) The officers listed above were paid their salary in a combination of registered stock options, unregistered stock and/or cash. Any issuance of unregistered common stock was valued at market, generally determined by the low bid quotation.

(2) Albert N. Figueroa, Secretary/Treasurer, serves under a semi- annual employment contract renewed effective January 1, 2003 at annualized compensation of $30,000 that may be terminated upon 30 days written notice of either party.

(3) Deng Shan, Interim CEO, serves under a semi- annual Agreement for Services renewed effective January 1, 2003 at annualized compensation of $84,000, that may be terminated upon 30 days written notice of either party.

(4) Daniel Mendez, President, served under an annual Agreement for Services for an annual compensation of $120,000. He resigned his position as president August 1,2002. Effective August 2,2002, Mr. Mendez agreed to provide consulting services as the Company required. Mendez also served as a member of the Board of Directors until his resignation October 17, 2002

(5) Edward Deese, Interim Chief Operating Officer, served under a semi-annual Agreement for Services for an annualized compensation of $72,000. His agreement terminated as of January 31, 2003. Deese also served as a member of the Board of Directors from August 1, 2002 to January 17, 2003

(6) James DeOlden, Director served on the Board of Directors from September 12, 2002 to October 17, 2002

(7) The members of the Company's Board of Directors receive no additional compensation for serving as directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership as of April 14, 2003 of the Company's common stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and officer of the Company.

                                                  Beneficial     Percentage
Name and Address (1)                              Ownership      of Class
-----------------                                 ---------      --------

Albert Figueroa                                    5,085,079       1.98%

Deng Shan (2)                                     84,339,621      32.83%

All directors/officers as a group (2 persons)     89,424,700      34.81%

(1) The address for all persons listed is 4570 Campus Drive, Newport Beach, CA 92660
(2)      Mr. Deng Shan owns 3,500,079 (1.36%) shares personally, and
         80,839,542 (31.46%) shares through his majority owned corporation, Proton Technology Corporation Limited.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of February 28, 2003, other than issuances of common shares to executive officers as compensation or in satisfaction of cash advances, there have been no transactions to which the Company was a party involving $100,000 or more and in which any director, executive officer, or holder of more than five percent of our common stock had a material interest.

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

10   Material Contracts

10.(a) Contract. Largo Vista Group, Ltd. and Sentio Corporation, December 28, 1998, (filed Form 10SB, 11/2/99)
10.(b) Contract. Hong Kong De Xiang Tuo Yi Industrial Company, August 28, 1992 (filed Form 10SB, 11/2/99)
10.(c) Plan and Agreement of Reorganization between Largo Vista Group, Ltd., Proton Technology Corporation, Ltd. and Everlasting International, December 21, 1996 (filed Form 10SB, 11/2/99)
10.(d) Joint Venture Agreement of Kunming Xinmao Petrochemical Industry Co., Ltd., August 8, 1992 (filed Form 10SB, 11/2/99)
10.(e) Approval Certificate of Enterprise with Foreign Investment in the People's Republic of China (filed Form 10SB, 11/2/99)
10.(f) Business License of Enterprise in the Peoples Republic of China (filed Form 10SB, 11/2/99)
10.(g) Business Permit to Engage in LPG Business in Yunnan Province (filed Form 10SB, 11/2/99)
10.(h) Notice of Subsidiaries of the Agriculture Bank of China, Yunnan Provincial Branch, Acting as Agents for Collection and Receipt of Payment for Kunming Xinmao Petrochemical Industry Co., Ltd. (filed Form 10SB, 11/2/99)
10.(i) Agreement of Supply of Liquefied Petroleum Gas, March 18, 1996 (filed Form 10SB, 11/2/99)
10.(j) Method of Insurance for LPG Credit, August 26, 1997 (filed Form 10SB, 11/2/99)
10.(k) Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Wuhan Minyi Fuel Gas Petrochemical Company Limited, March 14, 1999 (filed Form 10SB, 11/2/99)
10.(l) Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Guilin Municipal Garden Fuel Gas Pipelines Limited, March 29, 1999 (filed Form 10SB, 11/2/99)
10.(m) Approval Certificate of Enterprises with Foreign Investment in the Peoples Republic of China, August 21, 1992
          (filed Form 10SB, 11/2/99)
10.(n) Contract. Enterprise Ownership Transfer Agreement "Ten Year Leasing Contract", Seller Chen Mao Tak, Purchaser Everlasting International, Ltd., third party Kunming Fuel General Company, November 8, 1995 (filed Form 10SB-A1, 1/14/2000 as EX-10.D)
10.(o) Joint Venture Agreement. , Largo Vista with the United Arab Petroleum Corporation ("UAPC"), known as Largo Vista/UAPC Partners (filed Form 10SB-A1, 1/14/2000 as EX-10.F)
10.(p) Memorandum of Association Limited Liability Company. Largo Vista Group, Ltd., LLC, Dubai, UAE, October 12, 1999, Largo Vista Group, Ltd., UAPC, and Sheik Al Shabani, named Largo Vista Group Limited, Limited Liability Company of the UAE (filed Form 10SB-A1, 1/14/2000 as EX-10.G)
10.(q) Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller, November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.(r) Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller, December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.(s) Employment Agreement Daniel J. Mendez 1999 (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)

10.(t) Consultant Agreement Deng Shan 1999 (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
10.(u) Contract. "Enterprise Ownership Transfer Agreement", November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
10.(v) Contract. "Agreement on Payment", November 8, 1995 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
10.(w) Contract. "Agreement on Supply of Liquified Petroleum Gas", March 18, 1996 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
10.(x)    Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi
          3/21/2000)

All of the exhibits listed above have been filed previously with the forms and on the dates indicated.

The new exhibits for this filing are as follows:.

10.(y)    Agreement on Zunyi Pipeline Project No.1
          Largo Vista Group, Ltd - Proton Enterprise (Wuhan) LTD., China (Agent Agreement)

10.(z)    Zunyi Pipeline #1 Contract
          Proton Enterprise (Wuhan) LTD. & Construction Headquarters of Zunyi Municipal Government, Dated February 2, 2002

10.(aa) Gas Supply Contract Between Proton Enterprise (Wuhan) LTD. and Zunyi Government Administration Construction Team, Dated October 15, 2002 40 Years Exclusive Right

10.(ab) Zunyi Jiahong Gas Co., Ltd. & Largo Vista Group, Ltd. Lease Agreement No.JHLGOV0802 Dated August 27, 2002

(b) Reports on Form 8-K

        None

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, Largo Vista Group, Ltd carried out an evaluation, under the supervision and with the participation of Largo Vista's management, including Largo Vista's Interim Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of Largo Vista's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Interim Chief Executive Officer and Principal Accounting Officer concluded that Largo Vista's disclosure controls and procedures are effective in timely alerting them to material information relating to Largo Vista required to be included in Largo Vista's periodic Securities and Exchange Commission filings. There has been no significant changes in Largo Vista's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARGO VISTA GROUP, LTD.

      Signature                           Title                      Date
---------------------               -------------------          --------------

/s/Albert N. Figueroa              Secretary/Treasurer           April 15, 2003
   Albert N. Figueroa

/s/Deng Shan                       Interim CEO                   April 15, 2003
   Deng Shan

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Deng Shan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Largo Vista Group, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                     /s/Deng Shan
                                         ---------------------------------------
                                         Deng Shan, Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert Figueroa, certify that:

1. I have reviewed this annual report on Form 10-KSB of Largo Vista Group, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                  /s/Albert Figueroa
                                      -------------------------------
                                         Albert Figueroa
                                         Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Largo Vista Group, Ltd (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Deng Shan, Interim Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

             Date: April 15, 2003     /s/ Deng Shan
                                      -----------------------------------------
                                      Deng Shan, Principal Executive Officer

         This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Largo Vista Group, Ltd (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Albert Figueroa, Secretary/Treasurer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

             Date: April 15, 2003  /s/ Albert Figueroa
                                   ---------------------------------------------
                                   Albert Figueroa, Principal Accounting Officer

         This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.