Form 10QSB
period 2003-03-31
LARGO VISTA GROUP LTD
filed 2003-05-20
CIK 915471

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                        Commission file number 000-30426

                             LARGO VISTA GROUP, LTD
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                         76-0434540
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer ID No.)
 incorporation or organization)

                                4570 Campus Drive
                             Newport Beach, CA 92660
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 252-2180
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 256,921,534 shares of its common stock outstanding as of May 19, 2003.

                             LARGO VISTA GROUP, LTD

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2003

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheet:
                  March 31, 2003                                              3

                  Condensed Consolidated Statements of Operations:
                  Three Months Ended March 31, 2003 and 2002                  4

                  Condensed Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 2003 and 2002                  5

                  Notes to Unaudited Condensed Consolidated Financial
                  Information: March 31, 2003                                 6

         Item 2.  Management's Discussion and Analysis or Plan of Operation   8

         Item 3. Controls and Procedures                                     10

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          10

         Item 2.  Changes in Securities and Use of Proceeds                  10

         Item 3.  Defaults Upon Senior Securities                            10

         Item 4.  Submission of Matters to a Vote of Security Holders        10

         Item 5.  Other Information                                          10

         Item 6.  Exhibits and Reports on Form 8-K                           10

                  Signatures                                                 11

                  Certifications                                             12

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                             LARGO VISTA GROUP, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                   (Unaudited)
                                                                  March 31, 2003
                                                                  --------------
ASSETS
Current Assets:
 Cash and cash equivalents                                         $    145,164

 Inventories, at cost                                                     6,720
 Prepaid expenses and other                                              38,892
                                                                   -------------
 Total Current Assets                                                   190,776

Equipment, at cost                                                       15,972
Accumulated depreciation                                                 (3,912)
                                                                   -------------
                                                                         12,060

                                                                   $    202,836
                                                                   =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities                          $    372,282
 Notes payable to related parties                                       473,938
 Due to related parties                                                  89,436
                                                                   -------------
    Total Current Liabilities                                           935,656


Commitments and Contingencies                                                --

Preferred stock, $0.001 par value; 25,000,000 shares authorized;
none issued and outstanding                                                  --
Common stock, $0.001 par value; 400,000,000 shares authorized;
250,968,784 shares issued and outstanding                               250,969
Additional paid-in capital                                           14,797,956
Accumulated deficit                                                 (15,785,445)
Accumulated other comprehensive income:

Foreign currency translation adjustment                                   3,700
                                                                   -------------
Deficiency in stockholders' equity                                     (732,820)

                                                                   $    202,836
                                                                   =============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                             LARGO VISTA GROUP, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                                 Three months ended March 31,
                                                   2003                2002
                                              --------------      --------------

Revenue                                       $      12,387       $     117,962

Cost of revenue                                      15,577             114,699
                                              --------------      --------------

Gross profit (loss)                                  (3,190)              3,263

Operating expenses:

 Selling and administrative                         147,716             450,027

 Depreciation                                           780                 604
                                              --------------      --------------
                                                    148,496             450,631

Loss from Operation                                (151,686)           (447,368)
                                              --------------      --------------

 Interest (expense) income                           (9,985)             15,546
                                              --------------      --------------

Net Loss                                      $    (161,671)      $    (431,822)
                                              ==============      ==============

Loss per common share (basic and diluted)     $       (0.00)      $       (0.00)
                                              ==============      ==============

Weighted average shares outstanding             249,137,000         235,466,000
                                              ==============      ==============

                See accompanying notes to the unaudited condensed
                      consolidated financial information.

                                LARGO VISTA GROUP, LTD.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                 For the three months
                                                                   ended March 31,
                                                                2003           2002
                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                   $(161,671)     $(431,822)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Depreciation                                                       780            604
Common stock issued for services                                    --         36,305
Common stock issued for compensation                           113,500        303,471
Changes in assets and liabilities:
Accounts receivable                                            154,438          1,525
Inventories                                                     (4,090)        14,314
Prepaid expenses and other                                       9,918       (118,753)
Accounts payable and other liabilities                         (48,998)        22,925
                                                             ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             63,877       (171,431)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                --         (1,266)
                                                             ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                               --         (1,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related parties                      55,188             --
Proceeds from notes payable                                         --        177,474
Proceeds from related parties                                   14,925         40,099
                                                             ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       70,113        217,573

NET INCREASE IN CASH AND EQUIVALENTS                         $ 133,990      $  44,876

Cash and cash equivalents at the beginning of the period     $  11,174      $  99,343
                                                             ----------     ----------
Cash and cash equivalents at the end of the period           $ 145,164      $ 144,219
                                                             ==========     ==========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                     $      --      $   1,740
Income taxes paid                                            $      --      $      --
Common stock issued for services                             $      --      $  36,305
Common stock issued in exchange for compensation             $ 113,500      $ 303,471

                   See accompanying notes to the unaudited condensed
                         consolidated financial information.

                                          5

                             LARGO VISTA GROUP, LTD
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., Largo Vista International Corp, and Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd.

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

                             LARGO VISTA GROUP, LTD
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2003.

New Accounting Pronouncements
-----------------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved

The following is a discussion of the financial condition and results of operations of the Company as of the date of this Quarterly Report. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements of the Company including the Notes thereto in the Form 10-KSB.

Results of Operations
---------------------

Revenue

Our revenue is primarily attributable to liquid petroleum gas sales at our Zunyi facility located in South China. In 2003 we concentrated primarily on the retail side of the business because the wholesale business was negatively affected by sharp price fluctuations.

Costs of revenue

Our cost of revenue was higher than expected due to the sharp decline in sales activities and our decision not to participate in the wholesale business.

Selling and administrative expenses

Selling and administrative expenses decreased $302,311 to $147,716 as a result of Improved cost saving measures and decreased volume of operations.

Currency Consideration
----------------------

Our LPG operations are conducted in the People's Republic of China, whose currency, the Renminbi (RMB), is pegged to the US Dollar. The exchange rate as of March 31, 2003 and the average rate during the periods presented in the accompanying financial statements was 8.28 RMBs to one US Dollar. No representation is made that any RMB amount could have been, or could be, converted into US dollars at these rates or any other rates of exchange.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, we had a working capital deficit of approximately $745,000. Despite our operating loss for the quarter, we generated cash flow of approximately $64,000 from operating activities. We also obtained additional advances and contributions from related parties of $70,000.

We have experienced significant operating losses from inception and have financed our activities to date through cash advances from affiliates and sales of our common stock. Availability, source, amount and terms of any additional financing are uncertain at this time, and by no means assured.

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

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, Largo Vista Group, Ltd carried out an evaluation, under the supervision and with the participation of Largo Vista's management, including Largo Vista's Interim Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of Largo Vista's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Interim Chief Executive Officer and Principal Accounting Officer concluded that Largo Vista's disclosure controls and procedures are effective in timely alerting them to material information relating to Largo Vista required to be included in Largo Vista's periodic Securities and Exchange Commission filings. There have been no significant changes in Largo Vista's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         Recent sales of unregistered securities:

         The company issued unregistered shares of its common stock from January 1, 2003 to March 31, 2003 a total of 4,440,923 shares valued at $113,500 as follows:

                                     Number of
                                   Common Shares         Name of Persons          Amount of
         Date                         Issued              Whom Issued          Consideration
         ----                         ------              -----------          -------------
         Issued to officers as compensation:
         February 24, 2003             902,777            Deng Shan                25,000

         Issued to consultants for services:
         January 8, 2003             1,400,000            Steve Chaussy            21,000
         February 24, 2003             662,823            Harold McLendon          22,500
         February 24, 2003             662,823            Li Chuming               22,500
         February 24, 2003             812,500            Danny Nguyen             22,500

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

LARGO VISTA GROUP, LTD.

      Signature                           Title                       Date
----------------------             -------------------           -------------

/s/ Albert N. Figueroa             Secretary/Treasurer           May 20, 2003
----------------------
    Albert N. Figueroa

/s/ Deng Shan                      Interim CEO                   May 20, 2003
----------------------
    Deng Shan

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Deng Shan, certify that:

1. I have reviewed this annual report on Form 10-QSB of Largo Vista Group, Ltd.;

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

Date: May 20, 2003                   /s/ Deng Shan
                                     ------------------------------------------
                                         Deng Shan, Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert Figueroa, certify that:

1. I have reviewed this annual report on Form 10-QSB of Largo Vista Group, Ltd.;

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

Date: May 20, 2003                          /s/ Albert Figueroa
                                            ----------------------------
                                            Albert Figueroa
                                            Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Largo Vista Group, Ltd (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Deng Shan, Interim Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

             Date: May 20, 2003       /s/ Deng Shan
                                      ------------------------------------------
                                          Deng Shan, Principal Executive Officer


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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Largo Vista Group, Ltd (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Albert Figueroa, Secretary/Treasurer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

       Date: May 20, 2003      /s/ Albert Figueroa
                               -------------------------------------------------
                                   Albert Figueroa, Principal Accounting Officer

         This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.