Form 10QSB
period 2003-06-30
LARGO VISTA GROUP LTD
filed 2003-08-19
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 256,921,534 shares of Common Stock ($.001 par value) as of August 19, 2003.

                             LARGO VISTA GROUP, LTD.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
                  June 30, 2003

         Condensed Consolidated Statements of Losses:

                  Three and Six Months Ended June 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows:

                  Six Months  Ended June 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Information:

                  June 30, 2003

Item 2.  Management's Discussion and Analysis

Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements (Unaudited)

                             LARGO VISTA GROUP, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                            June 30, 2003
                                                            -------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                               $     83,940
    Accounts receivable, net                                      11,053
    Inventories, at cost                                          17,965
    Prepaid expenses and other                                    53,315
                                                            -------------
       Total current assets                                      166,273

Property, plant and equipment, net                                11,529

Other assets                                                         755
                                                            -------------

                                                            $    178,557
                                                            =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                $    432,438
    Notes payable to related parties                             473,937
    Due to related parties                                       105,302
                                                            -------------
       Total current liabilities                               1,011,676
                                                            -------------
Commitments and contingencies                                          --

DEFICIENCY IN STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value per share; 400,000,000
    shares authorized, 256,921,534 shares issued and
    outstanding at June 30, 2003                                 256,922
    Additional paid-in capital                                14,881,416
    Accumulated deficit                                      (15,975,157)
    Accumulated other comprehensive income:
      Foreign currency translation adjustment                      3,700
                                                            -------------
Deficiency in stockholders' equity                              (833,119)
                                                            -------------
                                                            $    178,557
                                                            =============

See accompanying notes to the unaudited condensed consolidated financial information


                                         LARGO VISTA GROUP, LTD.
                               CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                               (UNAUDITED)

                                        Three Months Ended June 30,         Six Months Ended June 30,
                                            2003             2002             2003             2002
                                       --------------   --------------   --------------   --------------
Sales                                  $     271,734    $     257,506    $     284,121    $     375,468
Cost of sales                                276,891          222,502          292,468          337,201
                                       --------------   --------------   --------------   --------------
Gross profit (loss)                           (5,157)          35,004           (8,347)          38,267

Expenses
Selling and administrative                   173,887          396,368          318,316          846,395
Depreciation                                   4,066              766            8,133            1,370
Interest (income) expense                      6,603           10,631           16,588           (4,915)
                                       --------------   --------------   --------------   --------------

Loss from operations, before income
taxes                                       (189,713)        (372,761)        (351,314)        (804,583)

Income (taxes) benefit                            --               --               --               --
                                       --------------   --------------   --------------   --------------
Net  (loss)                            $    (189,713)   $    (372,761)   $    (351,314)   $    (804,583)
                                       ==============   ==============   ==============   ==============

Basic and Diluted net loss per share   $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
Weighted average common shares
outstanding                              256,500,000      240,500,000      253,000,000      238,000,000

           See accompanying notes to the unaudited condensed consolidated financial information

                             LARGO VISTA GROUP, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For The Six Months Ended
                                                               June 30,
                                                          2003         2002
                                                       ----------   ----------
Net cash Provided by (used in) operating activities    $  48,797    $ (65,518)

Net cash provided by (used in) investing activities       (6,822)       1,266

Net cash provided by (used in) financing activities       30,791      189,732

Net increase (decrease) in cash and cash equivalents      70,374      125,480

Cash and cash equivalents at beginning of period          11,174       99,343
                                                       ----------    ---------

Cash and cash equivalents at end of period             $  83,940    $ 224,823
                                                       ==========   ==========

See accompanying notes to the unaudited condensed consolidated financial statements

                             LARGO VISTA GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

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

Results of Operations
---------------------

Revenue
-------

During the quarter ended June 30, 2003 the Company realized $271,734 of revenue compared to $257,506, a 6% increase compared to the same period in the prior year.

During the first six months of 2003, the Company realized $284,121 of revenues compared to $375,468, a 24% decrease compared to the same period in the prior year. The decrease is due to the limited revenues achieved for the first three months of 2003.

Costs and expenses
------------------

During the quarter ended June 30, 2003 the Company incurred $189,713 of operating expenses compared to $372,761, a 49% decrease compared to the same period in the prior year.

During the first six months of 2003, the Company incurred $351,314 of operating expenses compared to $804,583, a 56% decrease compared to the same period in the prior year. The decrease is due to better operating efficiencies.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2003, Largo had a deficiency in working capital of $845,000.

During the first six months of 2003, Largo generated cash flow of $70,000 from operating activities. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in mainland China and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

TRENDS, RISKS AND UNCERTAINTIES
-------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

Our annual report on December 31, 2002 Form 10-KSB includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed , summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company issued 5,952,750 unregistered shares in Q2 2003 valued at $62,244 to officers and consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive
         Officer.

99.2     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b)      Reports on Form 8-K filed during the three months ended June 30, 2003

         None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2003.                  Largo Vista Group, Ltd.

                                         /s/ Deng Shan
                                         ---------------------------------------
                                         Deng Shan, Principal Executive Officer
                                         ---------------------------------------

                                  CERTIFICATION
                                  -------------

I, Deng Shan, Chief Executive Officer, and, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Largo Vista Group, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: August 19, 2003

                                                  /s/ Deng Shan
                                                  ------------------------------
                                                  Name: Deng Shan
                                                        ------------------------
                                                  Title: Chief Executive Officer

                                  CERTIFICATION

I, Albert Figueroa, Chief  Financial  Officer, and, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Largo Vista Group, Ltd;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: August 19, 2003,

                                                  /s/ Albert Figueroa
                                                  ------------------------------
                                                  Name: Albert Figueroa
                                                        ------------------------
                                                  Title: Chief Financial Officer