Form 10QSB
period 2003-09-30
LARGO VISTA GROUP LTD
filed 2003-11-13
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934





                     For the period ended September 30, 2003

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

                                 (949) 252-2180
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 264,615,280 shares of Common Stock ($.001 par value) as of November 6, 2003.

                             LARGO VISTA GROUP, LTD.


                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet
                  September 30, 2003

         Condensed Consolidated Statements of Losses

                  Three and Nine Months Ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Information

                  September 30, 2003


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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Item 1.  Financial Statements (Unaudited)

                                  LARGO VISTA GROUP, LTD.
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)

ASSETS                                                               September 30, 2003
                                                                     ------------------
CURRENT ASSETS:
    Cash and cash equivalents                                             $     69,803
    Accounts receivable, net                                                    37,765
    Inventories, at cost                                                         6,951
    Prepaid expenses and other                                                  41,329
                                                                          -------------
       Total current assets                                                    155,848

Property, plant and equipment, net                                              10,736

Other assets                                                                       755
                                                                          -------------

                                                                          $    167,339
                                                                          =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                              $    334,106
    Notes payable to related parties                                           473,937
    Due to related parties                                                     151,177
                                                                          -------------
       Total current liabilities                                               959,220

 Commitment and contingencies                                                       --

DEFICIENCY IN STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value, 25,000,000 shares authorized,
    none issued                                                                     --
    Common stock, $0.001 par value; 400,000,000
    shares authorized, 264,615,280 shares issued and outstanding at
    September 30, 2003                                                         264,615
    Additional paid-in capital                                              15,006,545
    Accumulated deficit                                                    (16,066,741)
    Accumulated other comprehensive income:
       Foreign currency translation adjustment                                   3,700
                                                                          -------------
       Deficiency in stockholders' equity                                     (791,881)
                                                                          -------------
                                                                          $    167,339
                                                                          =============

 See accompanying notes to the unaudited condensed consolidated financial information


                                                 LARGO VISTA GROUP, LTD.
                                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                       (UNAUDITED)

                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                               2003               2002                2003                2002
                                               ----               ----                ----                ----
Sales                                     $     287,843       $     185,835       $     571,964       $     561,303
Cost of sales                                   257,283               9,045             549,751             346,246
                                          --------------      --------------      --------------      --------------
Gross profit                                     30,560             176,790              22,213             215,057

Expenses
Selling and administrative                      113,058             304,203             431,374           1,150,597
Depreciation                                        792               1,866               8,925               3,236
                                          --------------      --------------      --------------      --------------
                                                113,850             306,069             440,299           1,153,833

Loss from operations                            (83,290)           (129,279)           (418,086)           (938,776)

Interest (expense)                               (8,294)             (9,189)            (24,882)             (4,274)
                                          --------------      --------------      --------------      --------------
Income (taxes) benefit                               --                  --                  --                  --
Net (loss)                                $     (91,584)      $    (138,468)      $    (442,968)      $    (943,050)
                                          ==============      ==============      ==============      ==============

Basic and diluted net loss per share      $       (0.00)      $       (0.00)      $       (0.00)      $       (0.00)
Weighted average common shares
outstanding                                 260,500,000         244,500,000         255,500,000         240,000,000



                See accompanying notes to the unaudited condensed consolidated financial information


                                  LARGO VISTA GROUP, LTD.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                            For The Nine Months Ended
                                                                  September 30
                                                             2003               2002
                                                             ----               ----
Cash flows from operating activities:
Net loss:                                                  $(442,968)      $(943,050)
Adjustments to reconcile net loss to net cash used by
operating activities:
  Depreciation and amortization                                8,925           3,236
  Common stock issued for services                           298,067         955,656
  Common stock issued in exchange for debts                       --          43,602
  Changes in assets and liabilities:
     Accounts receivable                                     116,673        (166,293)
     Inventories                                              (4,321)         54,317
     Prepaid expenses and others                               6,726        (150,255)
     Accounts payable and accrued liabilities                (87,173)         55,221
                                                           ----------      ----------
Net cash used in operating activities                       (104,071)       (147,566)

Cash flows from investing activities:
   Capital expenditure                                        (6,823)         (1,543)
                                                           ----------      ----------
Net cash issued in investing activities                       (6,823)         (1,543)

Cash flows from financing activities:
  Proceeds from notes payable to related parties, net         92,857          66,287
  Advances from affiliates, net                               76,666          23,597
                                                           ----------      ----------
Net cash provided by financing activities                    169,523          89,884

Net increase in cash and cash equivalents                     58,629         (59,225)

Cash and cash equivalents at beginning of period              11,174          99,343
                                                           ----------      ----------
Cash and cash equivalents at end of period                 $  69,803       $  40,118
                                                           ==========      ==========


Supplemental Disclosure:
Interest paid for the period                               $      --       $   1,740
Income taxes paid for the period                           $      --       $      --
Common stock issued in exchange for services rendered      $ 298,067       $ 955,656
Common stock issued in exchange for debt                   $      --       $  43,602


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2003.

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

Results of Operations
---------------------

Revenue
-------

During the quarter ended September 30, 2003 the Company realized $287,843 of revenue compared to $185,835, a 54.9% increase compared to the same period in the prior year.

During the nine months of 2003, the Company realized $571,964 of revenue compared to $561,303, a 1.9% increase compared to the same period in the prior year.

Costs and expenses
------------------

During the quarter ended September 30, 2003 the Company incurred $113,850 of operating expenses compared to $306,069 a 62.8% decrease compared to the same period in the prior year.

During the nine months of 2003, the Company incurred $440,299 of operating expenses compared to $1,153,833, a 61.8% decrease compared to the same period in the prior year, due to better operating efficiencies.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, the Company had a deficiency in working capital of $803,372. During the first nine months of 2003, the Company used cash flow of $104,071 in operating activities.

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

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

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


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The Company issued 7,693,746 unregistered shares in Q3 2003 valued at $146,267 to officers and consultants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Chief Executive Officer.
31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         - Chief Financial Officer
32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K filed during the quarter ended September
                  30, 2003

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2003.                    Largo Vista Group, Ltd.

                                             /s/Deng Shan
                                             ------------
                                             Deng Shan
                                             Principal Executive Officer