Form 10KSB
period 2003-12-31
LARGO VISTA GROUP LTD
filed 2004-05-12
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The revenues for the year ended December 31, 2003 were $548,304.

The market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 14, 2004 was approximately $3,182,440.

The number of shares of Common Stock outstanding as of April 14, 2004 was 269,963,856.

                             LARGO VISTA GROUP, LTD.
                                   FORM 10-KSB
                                      INDEX

                                     Part I

Item 1.    Description of Business.............................................3

Item 2.    Description of Property............................................11

Item 3.    Legal Proceedings..................................................12

Item 4.    Submission of Matters of a Vote of Security Holders................12

                                                Part II

Item 5.    Market for Common Equity and Related Stockholder Matters...........12

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................17

Item 7.    Financial Statements and Supplementary Data........................22

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................39

Item 8A    Controls and Procedures............................................39

                                    Part III

Item 9.    Directors and Executive Officers of the Registrant;
            Compliance with Section 16(a) fo the Exchange Act.................39

Item 10.   Executive Compensation.............................................40

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters....................................41

Item 12.   Certain Relationships and Related Transactions.....................42

                                     Part IV

Item 13.   Exhibits and Reports on Form 8-K...................................42

Item 14.   Principal Accountant Fees and Services.............................44

Signatures ...................................................................46

PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development
--------------------

Largo Vista Group, Ltd. ("Largo Vista" or the "Company") was formed under the laws of the State of Nevada on January 16, 1987 under the name, "The George Group". On January 9, 1989, The George Group acquired Waste Service Technologies, Inc. ("WST"), an Oregon corporation, and filed a name change in Nevada and changed its name to WST, listed its stock, and began trading on OTC bulletin Board.

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

Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Largo Vista, Inc., an inactive California corporation, Largo Vista Construction, Inc., an inactive Nevada corporation, and Largo Vista International, Corp., an inactive Panama corporation. Largo Vista also has operations through Doing Business As ("DBA") agreements with Zunyi Shilin Xinmao Petrochemical Industries Co. Ltd, ("Zunyi") and Jiahong Gas Co., Ltd. ("Jiahong"), both registered under the Chinese laws in the Peoples Republic of China, Guizhou Province.

Business of the Issuer
----------------------

Through DBA agreements with Zunyi and Jiahong, Largo Vista is engaged in the business of purchasing and reselling liquid petroleum gas ("LPG") in the retail and wholesale markets to both residential and commercial consumers. Largo Vista operated a storage depot and has an office headquarters in the City of Zunyi.
 Largo Vista has found the storage depot operations to be unprofitable; and therefore has terminated those operations in order to concentrate its resources on supplying LPG in bottles and through pipelines.

In February 2002, Largo Vista's China operations entered into an agreement with the Zunyi Municipal Government to design and install LPG pipeline systems in residential areas in the city of Zunyi. In exchange for installing the pipeline, the agreement provides for the Largo Vista to be the sole LPG supplier for those households for 40 years. Largo Vista substantially completed the installation of the LPG pipeline in 2002 and continues to operate the pipeline.

In May 2003, Largo Vista's China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project has not been completed and was delayed due to lack of funding from the Government.

Largo Vista continues to engage in the petroleum supply business in Vietnam.

In addition, Largo Vista has two representative offices in the Far East area, one in Wuhan, China and another in Ho Chi Minh City, Vietnam, to supervise LPG and gasoil trading operations in China and Vietnam, respectively. Largo Vista continues to evaluate the acquisition of other possible business opportunities in the Far East.

Organizational Chart
--------------------

Largo Vista Group, Ltd. (LVG)

Owns 100% of Largo Vista Inc.
         No current operations

Owns 100% of Largo Vista International Corp.
         No current operations

Owns 100% of Largo Vista Construction Inc.
         No current operations

Principal Products and Their Markets
------------------------------------

The Product
-----------

LPG is used by about 500 million people worldwide. As a form of energy, it is considered a very efficient fuel. Its liquid state provides a significant supply of energy in a comparatively small volume. LPG is recognized for its transportability and ease-of-use. It is a clean and environmentally friendly source of energy that has a variety of residential, commercial, industrial and transportation uses. It can be used at home for cooking and heating and can therefore replace wood, kerosene, coal and other environmentally unfriendly sources of energy. Environmental concerns have caused the outlaw of the use of coal in most of the larger cities in China. Since LPG is one of the only viable sources of energy for cooking and heating in Southern China, management believes the China LPG market is ripe for growth and expansion.

Most Chinese consumers have used wood and coal all their lives, primarily for cooking. They are, however, beginning to realize the ease and convenience of using LPG for cooking and heating water. Most consumers obtain LPG in 15kg. cylinders, very similar to those used for gas barbecues in the U.S. As LPG delivery systems, such as pipelines, make use more convenient and simple, LPG consumption per capita should increase significantly.

MARKETS:

 The China market is broken down in two ways for purposes of analysis:

1.  Distribution
2.  Method of delivery to the consumer, and

The first way to view the market is through the distribution method; that is, either retail-direct or wholesale-indirect. Retail distribution is accomplished by the three major LPG companies that deal directly with the end user. In Zunyi, Largo Vista distributes to both retail and wholesale customers, and to both residential and commercial users. Retail customers, however, are far more profitable for the Company than wholesale because sales prices are higher and there are no middleman costs. The Company is implementing strategies to develop and expand the retail customer base.

The second way to view the market is through the method of delivery to the user; such as by bottle or cylinder, by pipeline, or by tank truck.

The bottle users may be either retail, purchasing directly from a major LPG company, or wholesale, purchasing from a distributor of a major LPG company. Bottle customers purchase LPG in 15 kg. cylinders or bottles that must, by law, be filled to a minimum of 13.5 kg, which is considered full. Bottle users include residential and commercial customers. Residential consumption is by far the largest, with commercial restaurants and caterers following second. There has been little industrial use of LPG to date.

Pipeline users are considered retail-direct users. LPG flows directly into household via pipes from a central storage tank that is replenished when necessary by a major LPG company. Pipeline users are billed according to usage based on a meter in their living unit. Management is pursuing a policy of expanding into this arena due to the fact that once the retail customer is captured via a pipeline connection, they will remain a profit center for the Company. Also, the usage by a pipeline customer is expected to be greater than a bottle retail customer because of the expanding uses of LPG, such as heating of the residence.

Tank truck or bulk sales are made to wholesale distributors who operate small bottle filling stations. These distributors represent lower profit margins, but sheer volume of distribution makes-up some of the difference. Bulk sales are encouraged to cultivate the small wholesale distributors because of the potential of acquiring their customer base in the future.

LPG consumption in China has been growing at a remarkable rate since the beginning of 1990's. In 1990, LPG consumption was slightly over 2 million tons, while in 1996, nearly 7.4 million tons. The average annual growth rate in this period was more than 20% and growth from 1994 to 1995 reached almost 33%. Even though LPG consumption has been developing very fast in the past decade, LPG consumption per capita is small in comparison to its Asian neighbors consumption, such as Japan and South Korea, for example. LPG development in China also shows geographical variance. South China has led the nation in terms of per capita consumption, at nearly 35kg. East China follows with a per capita consumption of about 10kg. North China is far less, only half of that in East China. In many places inland, the LPG consumption per capita is negligible.

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

Inland infrastructure development has not kept pace with coastal development. Inland depot storage capacity must be expanded to serve the customers waiting for LPG service. More efficient distribution methods are also needed. The bottle exchange system is labor intensive, a factor that currently does not significantly affect overhead; but will have greater future impact as salaries increase.

Distribution of LPG via pipelines directly to end-users is very efficient; but one drawback is the cost to install pipeline service to each household, which is approximately $185.00 US per household. Some more affluent customers can afford to pay the installation fee up front; but most of these have already purchased pipeline service. Some new construction projects permit the cost of installation to be incorporated into the cost of the home. Most customers, however, cannot afford the up-front fee; but are willing and able to pay extra each month based on usage. Largo Vista has a number of pipeline projects in various planning or construction phases and it is management's belief that this area is one of the most profitable in the long term. In December, 2002 Largo Vista completed its first pipeline project and signed a long term service contract to maintain and supply LPG to its customers along the pipeline.

Distribution of LPG
-------------------

There are four primary levels of LPG distribution:

Major LPG Companies
Major LPG Distributors
Medium LPG Distributors
Small Independent LPG Distributors

The Major LPG companies are characterized by the following: They purchase LPG directly from refineries or major oil companies. They must be licensed. They have railroad tank cars and storage depots. They typically serve over 10,000 retail customers. These companies depend on distribution networks to get LPG to the consumers.

Major distributors are licensed by major LPG companies and generally serve more than 4,000 but less than 10,000 customers directly. They do not typically have any railroad tank cars, and have little or no storage capacity.

Medium distributors are also licensed by major LPG companies, generally serve more than 1,500 but less than 4,000 customers directly and do not have any storage capacity.

Small independent distributors are those who may or may not be licensed, do not have any relationship or loyalty to any major oil company or distributor and usually serve less than 1,500 customers.

Since all of these distributors serve a customer base, Zunyi is actively recruiting them on an ongoing basis.

The majority of Largo Vista's customer base is serviced with the help of agents and entity users. Largo Vista has a number of agents that are independent dealers who exclusively represent the Company in an outlying county area that is difficult for the Company to access on a regular basis. The consumers serviced by the agent pay retail prices. The Company pays the agent a fee for his services and the agent carries his own overhead expenses. As the LPG market was developing in the early 1990's, the Company was seeking to develop a customer base in the most efficient and effective manner possible, and, as a result, began to cultivate the "entity" user. Entity users were companies in other industries, already providing housing for their employees who also desired to provide a convenience to their workers by distributing LPG as an additional service. These entity users developed into distribution service to consumers who paid retail prices. As the market further developed, the entity user also began to be a distribution outlet to other consumers in the local area that were not affiliated with the entity company. Today, the Company is actively seeking to cultivate and develop additional entity users to expand the consumer base.

Raw Materials
-------------

The Chinese market is unique compared to other Asian countries. Japan and Korea seek security of supply through regular term contracts supported by long-term relationships, but in China, low price and bargaining is the driving force for LPG purchases.

When purchasing LPG, Largo Vista must weigh various factors including quality of LPG, price, and transportation costs. It generally purchases from domestic sources inside China where prices are very low, but transportation costs are higher.

Cost of goods can fluctuate widely and rapidly and can cause cash flow problems.

Competition
-----------

The LPG industry in the city of Zunyi, Guizhou Province, consists of three major LPG companies with storage facilities that sell LPG in both the retail and wholesale markets. All three companies depend on a network of distributors to help reach and service the needs of their customers. Two are privately owned and operated and the other is state owned. Competition is based principally on price and service; however relationship and reputation are also important to consumers of LPG.

LPG retail market prices have been relatively unstable during recent years, characterized by oversupply and cutthroat competition.

In the residential wholesale market, many independent "black market" dealers have been operating without a license, and have ignored safety regulations. Another flagrant violation of consumer fairness is the practice of short-filling bottles. The "black market" dealer typically will fill a bottle with 10kg of LPG, representing that it has 13.5kg of LPG. Short filling has permitted the Company's competition to charge lower prices and unfairly compete with Largo Vista. This practice of cheating the consumer has been prevalent over the past several years. Largo Vista challenges customers to be aware of what they are paying for by implementing of a "weight comparison program." The program permits the consumer to weigh their bottles to expose the "short-fill" problem.

Largo Vista competes with others on both reputation and service. To differentiate itself from its competition, Largo Vista stresses a long-term relationship both with the residential user and with the distributor to help them bring in and keep new customers. Its reputation is excellent and is backed up by a record of good service, with the understanding that Largo Vista can be relied upon to deliver honest weights and measures.

Governmental Regulation
-----------------------

Largo Vista's operations in China are regulated on a day-to-day basis by the Zunyi municipal government, which oversees all companies licensed to do business and enforces rules and regulations in the market place. The Zunyi government faces many problems in this rapidly emerging chaotic market including the existence of many unlicensed small distributors, violations of safety regulations and short filled bottles. Local government is working to correct some of these more flagrant violations.

Patents, Trademarks & Licenses
------------------------------

The Company does not currently own any patents or trademarks.

Employees
---------

Largo Vista has no employees in the United States and relies on outside consultants for legal, accounting and organizational services as needed. Operations in Zunyi, Wuhan and Ho Chi Minh City have a total of 35 employees, including management, all of whom are full-time employees.

ITEM 1A. CAUTIONARY STATEMENTS REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

Largo Vista makes written and oral statements from time to time regarding its business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by Largo Vista to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of Largo Vista. For such statements, Largo Vista claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Largo Vista's future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of Largo Vista speaks only as of the date on which such statement is made. Largo Vista's forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, Largo Vista does not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause Largo Vista's future results to differ materially from historical results or trends, results anticipated or planned by Largo Vista, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of Largo Vista.

In addition to other matters identified or described by Largo Vista from time to time in filings with the SEC, there are several important factors that could cause Largo Vista's future results to differ materially from historical results or trends, results anticipated or planned by Largo Vista, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of Largo Vista. Some of these important factors, but not necessarily all important factors, include the following:

Largo vista has a history of losses, expects to incur additional losses and may never achieve profitability. During Largo Vista's fiscal year ended December 31, 2003, the Company generated only $548,304 of revenue and realized a net loss $496,752. Largo Vista has yet to generate profits from operations and consequently is unable to predict with any certainty whether its operations will become a commercially viable business. In order for Largo Vista to become profitable, it will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

Largo vista may require additional capital in order to meet its projected operatinig costs and, if necessary, to finance future losses from operations as it endeavors to build revenue, but largo vista does not have any commitments to obtain such capital and cannot assure you that it will be able to obtain adequate capital as and when required. Should Largo Vista be required to sell additional equity securities or additional debt securities convertible into equity, there will be additional dilution to Largo Vista's shareholders.

Largo vista is dependant on the stability of economic relations with the people's republic of china for its current revenues. Nearly all of Largo Vista's current revenues are generated in China. Largo Vista cannot predict or guarantee the stability of economic relations with China; and, therefore the operations of Largo Vista are subject to disruption from a number of political and economic causes.

Largo vista is owed a substantial portion of its accounts receivable from the single source of the government of the city of zunyi, china. Pursuant to the its agreement with Largo Vista in February 2002, the government of Zunyi is obligated to pay to Largo Vista 50% of the total contracted installation price, or $154,438, based on the completion of the pipeline project in 2002. Largo Vista recognized the $154,438 as revenue and charged to expense the direct and indirect design and installation costs incurred by the Company for the pipeline project. The Zunyi government also has an obligation to collect the remaining 50% of contract price from the households obtaining LPG from the pipeline on behalf of the Company. Management determined that the collectibility and length of time to collect the amount due can not be reasonably assured. Accordingly, revenues are recognized as collected for the project. During the year ended December 31, 2003, the Company received and recognized additional $44,807 of revenue in connection with the project. In May 2003, the Company entered into its Second Agreement ("Second Agreement") with Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. Pursuant to the Second Agreement, Government is obligated to pay to the Company 50% of the total contract price, or $87,258, within seven days the Second Agreement was entered into. As of December 31, 2003, the Company has not received any payments from Government and has decided to delay the installation of pipelines until full or partial payments are received.

Should largo vista choose to grow through acquisitions, it will experience the uncertainties associated with such a strategy. As part of Largo Vista's business strategy in the future, Largo Vista could acquire assets and businesses relating to or complementary to its operations. Any acquisitions by Largo Vista would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: Largo Vista could be exposed to unknown liabilities of the acquired companies; Largo Vista could incur acquisition costs and expenses higher than it anticipated; fluctuations in Largo Vista's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; Largo Vista could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; Largo Vista's ongoing business could be disrupted and its management's time and attention diverted; Largo Vista could be unable to integrate successfully.


Item 2. DESCRIPTION OF PROPERTY

Largo Vista
-----------

Largo Vista has corporate offices in Newport Beach, California. The base rent is $550 per month on a month-to-month lease.

Wuhan Representative Office
---------------------------

Largo Vista maintains a representative office in Wuhan, Hubei Province, China, which include three offices and access to common areas. The facilities are leased from Proton Enterprises. The lease has been renewed for three years beginning January 2004, for approximately $480 per month.

Ho Chi Minh City Representative Office
--------------------------------------

Largo Vista maintains a representative office in Ho Chi Minh City, Vietnam, which includes an open office type environment. The terms of this Lease are for month to month at approximately $500 per month.

Zunyi
-----

Largo Vista, through a contract agreement with Jiahong Gas Co., Ltd., operated its primary service from its depot located in the City of Zunyi, Guizhou Province. The depot includes 500 cubic meter storage facilities, fueling workshops, bottle testing center and office buildings. The facility was under lease for five years, beginning in August 2002, at approximately $18,116 per year payable in monthly installments. Largo Vista has found the storage depot operations to be unprofitable; and therefore has terminated those operations in order to concentrate its resources on supplying LPG in bottles and through pipelines. This will reduce the annual facilities cost by approximately $18,000.

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

The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2003 and 2002. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                                         Bid
                              High              Low
                              ----              ---
4th Quarter 2003              $ 0.03            $ 0.01
3rd Quarter 2003              $ 0.04            $ 0.02
2nd Quarter 2003              $ 0.05            $ 0.01
1st Quarter 2003              $ 0.03            $ 0.01

4th Quarter 2002              $ 0.06            $ 0.02
3rd Quarter 2002              $ 0.08            $ 0.04
2nd Quarter 2002              $ 0.27            $ 0.06
1st Quarter 2002              $ 0.19            $ 0.04


As of April 14, 2004, the Company had approximately 687 shareholders of record.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

Recent sales of unregistered securities:

The company issued unregistered shares of its common stock from January 1, 2002 to December 31, 2003 as follows:

Fiscal 2002, a total of 5,545,585 shares of common stock valued at $368,312 and in fiscal 2003, a total of 17,634,669 shares of common stock valued at $314,767 as follows:


                                Number of                                                 Dollar
                                Common Shares                Name of Persons              Amount of
Quarter                         Issued                       To Whom Issued               Consideration
-------                         ------                       --------------               -------------
Issued to officers as
compensation:

2002:
1st Quarter                        408,263                            Deng Shan           25,000
                                1,200,000 (S8 Option)               Daniel Mendez         33,104

2nd Quarter                        338,158                            Deng Shan           33,334
                                   925,000 (S8 Option)              Daniel Mendez         43,557
                                   277,572 (S8 Option)             Albert Figueroa        14,731

3rd Quarter                        333,334                            Deng Shan           16,983
                                   785,000 (S8 Option)              Daniel Mendez         20,526
                                   550,000 (S8 Option)             Albert Figueroa        14,757

4th Quarter                        175,057                            Deng Shan            8,016


2003:
1st Quarter                        902,771*                           Deng Shan           25,000*

2nd Quarter                        None Issued

3rd Quarter                        916,666                         Albert Figueroa         17,500

4th Quarter                        None Issued


*Accrual from 4th quarter of 2002




                                Number of                                                 Dollar
                                Common Shares                Name of Persons              Amount of
Quarter                         Issued                       To Whom Issued               Consideration
-------                         ------                       --------------               -------------

Issued to consultants for
services:

2002:
1st Quarter                        369,753                         Harold Mclenden        22,500
                                   290,589                           Li Chuming           17,500
                                   214,286                          Danny Nguyen          15,000
                                 1,200,000                          Steve Chaussy         35,507

2nd Quarter                        356,796                           Li Chuming           31,000
                                   304,341                          Danny Nguyen          30,000
                                   925,000(S8 Option)               Steve Chaussy         46,524

3rd Quarter                        188,726                         Harold Mclenden        10,000
                                   272,059                           Li Chuming           15,000
                                   356,426                          Danny Nguyen          17,821
                                   664,000(S8 Option)               Steve Chaussy         17,785

4th Quarter                        163,043                         Harold Mclenden         7,500
                                   163,043                           Li Chuming            7,500
                                   189,726                          Danny Nguyen           9,486


2003:
1st Quarter                        662,823                         Harold Mclenden        22,500
                                   662,823                           Li Chuming           22,500
                                   812,500                          Danny Nguyen          22,500
                                 1,400,000                          Steve Chaussy         21,000

2nd Quarter                     None Issued

3rd Quarter                     1,650,000                          Harold Mclenden        31,500
                                1,045,000                            Li Chuming           19,500
                                2,566,666                           Danny Nguyen          49,000
                                  584,746                          Steve Chaussy          10,500
                                  916,666                          Daniel Mendez          17,500

4th Quarter                     None Issued



                                Number of                                                 Dollar
                                Common Shares                Name of Persons              Amount of
Quarter                         Issued                       To Whom Issued               Consideration
-------                         ------                       --------------               -------------

Issued to service
providers for past
services:

2002:
1st Quarter                        253,396                         James DeOlden         15,000
                                   426,098                        Hoa Thi Nguyen         21,305
                                Number of                                                Dollar
                                Common Shares                    Name of Persons         Amount of
Quarter                         Issued                           To Whom Issued          Consideration

2nd Quarter                        200,795                         James DeOlden          20,000
                                    23,810                        Michael Rubino           4,937

3rd Quarter                        176,923                         James DeOlden          10,000

2003:
1st Quarter                     None Issued

2nd Quarter                      4,500,000                       Danilo Cacciamatta      45,000
                                 1,000,000                           Marcia Hein         10,000
                                   171,875(S8 Option)              James DeOlden          2,750
                                   280,875(S8 Option)               Edward Deese          4,494

3rd Quarter                     None issued

4th Quarter                     None issued


Issued as loans to officers:

2002:
1st Quarter                     1,200,000(S8 Option)              Albert Figueroa        35,635

2nd Quarter                       647,458(S8 Option)              Albert Figueroa        34,365

3rd Quarter                       None issued

4th Quarter                       None issued




                                Number of                                                 Dollar
                                Common Shares                Name of Persons              Amount of
Quarter                         Issued                       To Whom Issued               Consideration
-------                         ------                       --------------               -------------

2003:                             None issued

Issued to officers and
shareholders for
reimbursement of
cash advances:

2002:
2nd Quarter                           856                          Daniel Mendez              77
                                  101,459                          Albert Figueroa         9,131
                                  124,622                           Steve Chaussy         11,216
                                  162,752                           Danny Nguyen          13,178

3rd Quarter                       142,857                           Danny Nguyen          10,000

2003:
1st Quarter                       None issued

2nd Quarter                       None issued

3rd Quarter                        14,002                          Steve Chaussy             316

4th Quarter                       None issued


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

Overview
--------

Largo Vista is in the business of supplying liquid petroleum gas (LPG) through pipelines and in bottles to consumers in the People's Republic of China. Largo Vista constructed and operates a LPG pipeline in the City on Zunyi, China. In addition, Largo Vista continues to pursue the supply of petroleum products in Viet Nam through a representative office located there.

Basis of Presentation
---------------------

The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. Largo Vista has incurred a net loss of $496,752 for the year ended December 31, 2003 and as of December 31, 2003, had a working capital deficiency of $813,608. In addition, as of December 31, 2003, Largo Vista had not developed a substantial source of revenue.

These conditions raise substantial doubt as to Largo Vista's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should Largo Vista be unable to continue as a going concern.

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        Stock-based compensation.

         o        Revenue recognition

Stock-Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company generally recognizes revenue upon delivery of LPG to the customer. Revenue associated with shipments of petroleum products is recognized when title passes to the customer. There are no significant credit transactions.

For the year ended December 31, 2003 and 2002, the Company entered into Agreements ("Agreements") with Zunyi Municipal Government ("Government") to design and install LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Agreements provide for the Company to be the sole LPG supplier for those households. The Company's management however, has determined that the collectibility and length of time to collect the amounts due can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the Agreement.

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

The Company's 2003 revenues of $548,304 are attributable to liquid petroleum gas sales at its Zunyi facility located in South China. This is a 1% decrease from the revenues of $554,914 from substantially the same operations in 2002. Management believes that the revenues from these operations will remain stable or increase in 2004, and that revenues from other sources will be added to it.

The Company incurred costs of sales of $483,059, or 88.1% of sales in connection with the LPG revenues during 2003, compared to $518,775, or 93.5% in 2002. This slight decrease can be attributed to fluctuation in the cost of LPG supplies. This resulted in an increase in gross profit from 6.5% in 2002 to 11.9% in 2003.

Selling and administrative expenses decreased from $1,365,755 during 2002 to $647,538 during 2003, a decrease of 52.6%. This substantial decrease was due primarily to the reduction in overhead positions. Largo Vista continues to operate in that mode and plans to continue to do so until it becomes profitable.

Interest expense increased to $31,224 in 2003 from $12,668 during 2002 as a result of incurring debt to sustain operations.

As the result of Largo' Vista's substantial cost cutting, its net loss from operations decreased to $496,752, or 91%, in 2003 from $1,345,204, or 242% in 2002.

Currency Consideration
----------------------

The Company's LPG operations are conducted in the People's Republic of China whose currency, the Renminbi (RMB), is pegged to the US Dollar. The exchange rate as of December 31, 2003 and 2002 and the average rate during each of the periods presented in the accompanying consolidated financial statements was 8.28 RMBs to one US Dollar. No representation is made that any RMB amount could have been, or could be, converted into US dollars at these rates or any other rates of exchange.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, the Company had a working capital deficit of $813,608. As a result of our operating losses, we generated a cash flow deficit of $136,898 from operating activities during 2003. We met our cash requirements during the year primarily through advances, loans and contributions of $133,847 from the Company's Chairman and principal shareholder and officers.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2003 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Off-Balance Sheet Arrangements
------------------------------

Largo Vista currently has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS

                             LARGO VISTA GROUP, LTD.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                          Page

Report of Independent Certified Public Accountants                         F-3

Consolidated Balance Sheets at December 31, 2003 and 2002                  F-4

Consolidated Statements of Operations for the years
  ended December 31, 2003 and 2002                                         F-5

Consolidated Statements of Deficiency in Stockholders' Equity for
  the years ended December 31, 2003 and 2002                               F-6

Consolidated Statements of Cash Flows for the years
 ended December 31, 2003 and 2002                                          F-7

Notes to Consolidated Financial Statements                              F-8~F-18

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors
Largo Vista Group, Ltd.
Newport Beach, California



         We have audited the accompanying consolidated balance sheets of Largo Vista Group, Ltd. and its wholly-owned subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L, the Company has incurred losses from operations during the years ended December 31, 2003 and 2002 of $496,752 and $1,345,204, respectively and has an accumulated deficit of $16,120,525 as of December 31, 2003, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants
McLean, Virginia
April 29, 2004


                                            LARGO VISTA GROUP, LTD.
                                          CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2003 AND 2002

                                                                                2003               2002
                                                                                ----               ----
ASSETS
Current Assets:
 Cash and cash equivalent                                                  $      7,874       $     11,174
 Accounts receivable, net                                                        53,291            154,438
 Employee advances                                                               49,091                  -
 Inventories, at cost (Note B)                                                   11,990              2,630
 Prepaid expenses and other                                                      33,304             48,810
                                                                           -------------      -------------
 Total Current Assets                                                           155,550            217,052

Property, plant and equipment, at cost (Note C)                                  16,221             15,972
Less: accumulated depreciation                                                   (6,226)            (3,132)
                                                                           -------------      -------------
                                                                                  9,995             12,840
Other assets:
Deposits                                                                            755                  -

                                                                           $    166,300       $    229,892
                                                                           =============      =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities (Note D)                         $    392,694       $    421,280
 Deferred revenue (Note A)                                                        5,888                  -
 Notes payable to related parties (Note E)                                      449,782            473,938
 Due to related parties (Note F)                                                120,794             74,511
                                                                           -------------      -------------
    Total Current Liabilities                                                   969,158            969,729

Commitment and contingencies (Note K)                                                 -                  -

Preferred stock, $0.001 par value; 25,000,000 shares authorized, none
issued and outstanding at December 31, 2003 and 2002 (Note G)                         -                  -
Common stock, $0.001 par value; 400,000,000 shares authorized,
264,615,280 and 246,527,861 shares issued and outstanding at
December 31, 2003 and 2002, respectively (Note G)                               264,615            246,528
Additional paid-in capital                                                   15,049,352         14,633,708
Accumulated deficit                                                         (16,120,525)       (15,623,773)
Foreign currency translation adjustment                                           3,700              3,700
                                                                           -------------      -------------
Deficiency in stockholders' equity                                             (802,858)          (739,837)

                                                                           $    166,300       $    229,892
                                                                           =============      =============



                          See accompanying notes to consolidated financial statements


                                       LARGO VISTA GROUP, LTD.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      2003                2002
                                                                      ----                ----
Revenue, net                                                     $     548,304       $     554,914
Cost of sales                                                          483,059             518,775
                                                                 --------------      --------------
Gross profit                                                            65,245              36,139

Operating expenses:
 Selling, general and administrative                                   647,538           1,365,755
 Depreciation (Note C)                                                   3,094               2,920
                                                                 --------------      --------------
                                                                       650,632           1,368,675


Loss from operations                                                  (585,387)         (1,332,536)

Other income, net (Note K)                                              11,859                   -
Debt forgiveness (Note D)                                              108,000                   -
Interest expense, net                                                  (31,224)            (12,668)
                                                                 --------------      --------------

Loss from operations before income taxes                              (496,752)         (1,345,204)
Income taxes                                                                 -                   -
                                                                 --------------      --------------
Net loss                                                         $    (496,752)      $  (1,345,204)
                                                                 ==============      ==============

Loss per common share (basic and assuming diluted) (Note J)      $       (0.00)      $       (0.01)
                                                                 ==============      ==============

Weighted average shares outstanding                                257,506,361         241,841,014




                     See accompanying notes to consolidated financial statements



                                                      LARGO VISTA GROUP, LTD.
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                                              Foreign
                                                Preferred                          Additional                 Currency
                                      Preferred   Stock     Common    Common Stock  Paid-In     Accumulated  Translation
                                       Shares    Amount     Shares       Amount     Capital       Deficit     Adjustment     Total
                                       ------    ------     ------       ------     -------       -------     ----------     -----
BALANCE AT DECEMBER 31, 2001                --  $    --   232,175,730  $ 32,176  $ 13,555,870  $(14,278,569) $  3,700  $   (486,823)
                                       ======== ======== ============= ========= ============= ============= ========= =============
Shares issued in exchange for services      --       --     5,545,585     5,546       362,766            --        --       368,312
Shares issued in exchange for employee
stock options exercised                     --       --     8,374,000     8,374       611,902            --        --       620,276
Shares issued in exchange for debt          --       --       432,546       432        43,170            --        --        43,602
Capital contributed by related parties
(Note F)                                    --       --            --        --        60,000            --        --        60,000
Net loss                                    --       --            --        --            --    (1,345,204)       --    (1,345,204)
                                       -------- -------- ------------- --------- ------------- ------------- --------- -------------
BALANCE AT DECEMBER 31, 2002                --  $    --   246,527,861  $ 46,528  $ 14,633,708  $(15,623,773) $  3,700  $   (739,837)
                                       ======== ======== ============= ========= ============= ============= ========= =============
Shares issued in exchange for services      --       --    18,051,730    18,052       303,296            --        --       321,348
Shares issued in exchange for debt          --       --        17,635        17           306            --        --           323
Shares issued in exchange for expenses
paid by shareholders                        --       --        18,054        18           322            --        --           340
Capital contributed by related parties
(Note F)                                    --       --            --        --       111,720            --        --       111,720
Net loss                                    --       --            --        --            --      (496,752)       --      (496,752)
                                       -------- -------- ------------- --------- ------------- ------------- --------- -------------
BALANCE AT DECEMBER 31, 2003                --  $    --   264,615,280  $ 64,615  $ 15,049,352  $(16,120,525) $  3,700  $   (802,858)
                                       ======== ======== ============= ========= ============= ============= ========= =============

                                    See accompanying notes to consolidated financial statements


                                            LARGO VISTA GROUP, LTD.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                            2003             2002
                                                                            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations                                             $  (496,752)      $(1,345,204)
Adjustments to reconcile net (loss) to net cash used by operating activities
Depreciation (Note C)                                                        3,094             2,920
Common stock issued for services rendered (Note G)                         321,348           693,097
Common stock issued in exchange for debt and expenses paid by
shareholders (Note G)                                                          663            43,602
Changes in assets and liabilities:
Accounts receivable                                                        101,147          (151,648)
Inventories                                                                 (9,360)           57,324
Employee advances                                                          (49,091)               --
Prepaid expenses and other                                                  14,751             3,212
Accounts payable and other liabilities                                     (28,586)          145,422
Deferred revenue (Note A)                                                    5,888                --
                                                                       ------------      ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                   (136,898)         (551,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (249)           (1,545)
                                                                       ------------      ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                       (249)           (1,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock options exercised (Note G)                         --           295,491
Capital contributions from related parties (Note F)                        111,720            60,000
Proceeds from (repayments of) notes payable                                (24,156)           65,856
Proceeds from (repayments to) related parties advances                      46,283            43,302
                                                                       ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  133,847           464,649

NET (DECREASE) IN CASH AND EQUIVALENTS                                      (3,300)          (88,171)
Cash and cash equivalents at the beginning of the year                      11,174            99,345
                                                                       ------------      ------------
Cash and cash equivalents at the end of the year                       $     7,874       $    11,174
                                                                       ============      ============
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                               $        --       $     1,740
Income taxes paid                                                               --                --
Common stock issued for services rendered (Note G)                         321,348           693,097
Common stock issued in exchange for debt and expenses paid by
shareholders (Note G)                                                          663            43,602


                          See accompanying notes to consolidated financial statements

                                                      F-7

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., and Largo Vista International Corp. Largo Vista, Inc. is formed under the laws of the State of California and is inactive. Largo Vista Construction, Inc. is formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. is formed under the laws of Panama and is inactive. The Company also has operations through DBA (Doing Business As) agreements with Zunyi Shilin Xinmao Petrochemical Industries Co., Ltd. ("Zunyi") and Jiahong Gas Co., Ltd. ("Jiahong"). Zunyi and Jiahong are both registered under the Chinese laws in the Peoples Republic of China.

All significant intercompany balances and transactions have been eliminated in consolidation. All amounts in these consolidated financial statements and notes thereto are stated in United States dollars unless otherwise indicated.

Foreign Currency Translation
----------------------------

The financial statements and results of operations of the Company's Chinese subsidiary are measured using local currency as the functional currency. The reporting currency of the Company is the US dollar; accordingly, all amounts included in the consolidated financial statements have been translated into US dollars. The accumulated currency translation adjustment is reflected as a separate component of stockholders' equity on the consolidated balance sheet. Foreign currency translation gains and losses are included in the consolidated results of operations for the period presented. The national currency of the People's Republic of China, the Renminbi (RMB), is pegged to the U.S. dollar. The average rate of exchange for fiscal 2003 and 2002 was 8.28 RMB to the dollar.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. (See Note
C).

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories
-----------

Inventories consist primarily of LPG. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. (See Note B).

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

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition
-------------------

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company generally recognizes revenue upon delivery of LPG to the customer. Revenue associated with shipments of petroleum products is recognized when title passes to the customer. There are no significant credit transactions.

In February 2002, the Company entered into an agreement ("Agreement") with Zunyi Municipal Government ("Government") to design and install LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Agreement provides for the Company to be the sole LPG supplier for those households. The Company substantially completed the installation of the LPG pipeline in 2002. Pursuant to the Agreement, Government is obligated to pay to the Company 50% of the total contracted installation price, or $154,438. The Company recognized the $154,438 as revenue and charged to expense the direct and indirect design and installation costs of $165,772 incurred by the Company for the pipeline project. Under the Agreement, the Government also has an obligation to collect the remaining 50% of contract price from the households on behalf of the Company. The Company's management however, has determined that the collectibility and length of time to collect the amounts due can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the Agreement. During the year ended December 31, 2003, the Company received and recognized $44,807 of installation fees from customers as revenue in connection with this contract.

In May 2003, the Company entered into its Second Agreement ("Second Agreement") with Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Second Agreement provides for the Company to be the sole LPG supplier for those households. Pursuant to the Second Agreement, Government is obligated to pay to the Company 50% of the total contract price, or $87,258, within seven days the Second Agreement was entered into. As of December 31, 2003, the Company has not received any payments from Government and has decided to delay the installation of pipelines until full or partial payments are received. Additionally, the Company management determined that the collectibility and length of time to collect the amounts due can not be reasonably assured. During the year ended December 31, 2003, the Company did not recognize revenue in connection with Second Agreement, and the direct and indirect design and installation costs incurred of $5,484 have been capitalized until the completion of the installation. The Company received installation fees of $5,888 from households in connection with the Second Agreement in 2003 and are accounted for as deferred revenue as of December 31, 2003.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2003 and 2002.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for 2003 and 2002.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $496,752 and $1,345,204 during the year ended December 31, 2003 and 2002, respectively. The Company's current liabilities exceeded its current assets by $813,608 as of December 31, 2003.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2003 and 2002.

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

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and 2002 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2003.

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

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of December 31, 2003 and 2002 are as follows:

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE B - INVENTORIES (CONTINUED)

                                     2003          2002
                                     ----          ----
         Liquid petroleum gas      $10,418      $ 1,463
         Packaging bottles           1,204          938
         Supplies                      368          229
                                   --------     --------
                                   $11,990      $ 2,630
                                   ========     ========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2003 and 2002 consists of the following:

                                               2003            2002
                                               ----            ----
         Office furniture and equipment      $  3,542       $  3,293
         Transportation equipment              12,679         12,679
                                             ---------      ---------
            Total                              16,221         15,972
         Accumulated depreciation              (6,226)        (3,132)
                                             ---------      ---------
                                             $  9,995       $ 12,840
                                             =========      =========

Depreciation expense included as a charge to income amounted to $3,094 and $2,920 for the year ended December 31, 2003 and 2002, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 are as follows:

                                                  2003          2002
                                                  ----          ----
         Accounts payable                       $297,166      $219,787
         Accrued interest                         95,528        62,493
         Accrued payroll and payroll taxes            --       139,000
                                                ---------     ---------
         Total                                  $392,694      $421,280
                                                =========     =========


During the year ended December 31, 2003, the Company's Chairman and one of its consultants legally released the Company's obligation for a total of $108,000 of unpaid service fees. The Company recognized $108,000 of other income in connection with the extinguishment of the liabilities.

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2003 and 2002 consists of the following:

                                                                       2003            2002
                                                                       ----            ----
Note payable on demand to Company consultant; interest payable
 Monthly at 7% per annum; unsecured                                 $  15,000       $  15,000
Note payable on demand to Company's Chairman; interest payable
 Monthly at 7% per annum; unsecured                                   434,782         458,938
                                                                    ----------      ----------
Total                                                                 449,782         473,938
Less: current portion                                                (449,782)       (473,938)
                                                                    ----------      ----------
                                                                    $      --       $      --
                                                                    ==========      ==========

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, two consultants (former officers) of the Company have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the consultants (former officers) at December 31, 2002 was $1,225. During the year ended December 31, 2003, the Company repaid to the consultants $1,019 in cash and also issued 10,323 shares of its common stock in exchange for $206 of the advances (Note G).

During the year ended December 31, 2002, a consultant of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2002 was $117. During the year ended December 31, 2003, the Company issued 7,312 shares of its common stock in exchange for settlement of the advance (Note G).

A consultant (former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2003 and 2002 was $15,078 and $9,269, respectively.

The Company's Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the chairman at December 31, 2003 and 2002 was $105,716 and $63,900, respectively.

During the year ended December 31, 2003 and 2002, the Company Chairman and significant shareholders contributed cash of $111,720 and $60,000, respectively to the Company as working capital.

NOTE G - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of December 31, 2003 and 2002, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2003 and 2002, the Company has 264,615,280 and 246,527,861 shares of common stock issued and outstanding, respectively.

For the year ended December 31, 2002, the Company issued an aggregate of 5,545,585 shares of common stock to consultants for services rendered in the amount of $368,312. The Company also issued 8,374,000 shares of common stock to employees in exchange for options exercised for employee compensation of $295,491 and proceeds of $324,785, net of costs and fees (see Note H). All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. In addition, the Company issued an aggregate of 432,546 shares of common stock in exchange for previously incurred debt of $43,602.

For the year ended December 31, 2003, the Company issued an aggregate of 18,051,730 shares of common stock to consultants for services rendered in the amount of $321,348. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE G - CAPITAL STOCK (CONTINUED)

In addition, the Company issued an aggregate of 17,635 shares of common stock to related parties in exchange for previously incurred debt of $323 (see Note F) and an aggregate of 18,054 shares of common stock in exchange for $340 of office expenses paid by shareholders.

NOTE H - STOCK OPTIONS

In November 2001, the Board of Directors of the Company implemented a Non-Qualified Stock Option Plan for Consultants in an amount equal to 5,000,000 shares of common stock and a Qualified Stock Option Plan for Employees in an amount equal to 10,000,000 shares. In October 2002, the Company's Board of Directors approved to increase the issuance of Non-Qualified Stock Options to an amount egual to 25,000,000 shares of common stock.

The stock option plan provides for the issuance of both qualified and nonqualified incentive stock options at an exercise price approximating 50% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years for both the qualified incentive stock options and non-qualified incentive stock options. An agrregate of 8,374,000 options were granted and all options were excerised on the grant date (Note G) during the year ended December 31, 2002. There are no stock options granted and outstanding during the year ended December 31, 2003.

NOTE I - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2003, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $16,000,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

     Non Current:
     Net operating loss carryforward                          $ 5,500,000
     Valuation allowance                                       (5,500,000)
                                                              ------------
     Net deferred tax asset                                            --

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE J - EARNINGS (LOSSES) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income
(loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (losses) per share:

                                                   2003                2002
                                                   ----                ----
Net income (loss) available to
   common stockholders                        $    (496,752)      $  (1,345,204)
                                              ==============      ==============
Basic and diluted earning (loss) per share    $       (0.00)      $       (0.01)
                                              ==============      ==============
Basic and diluted weighted average
  number of common shares outstanding           257,506,361         241,841,014

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company leases office space on a month-to-month basis at base rent of $550 per month in Newport Beach, California for its corporate offices. The Company also leases office space on a month to month basis in Ho Chi Minh City, Vietnam at base rent of $500 per month for an administrative and sales representative.

The Company maintains a representative office in Wuhan, Hubei Province, China. The lease is for three years beginning January 2001, for approximately $480 per month.

The Company leases distribution and office facilities in Zunyi City, Province of Guizhou, China. Commitments for minimum rentals under non-cancelable leases at the end of 2003 are as follows.

                           Year                            Amount
                           ----                            ------
                           2004                            18,116
                           2005                            18,116
                           2006                            18,116
                           2007                            10,568

Rental expense charged to operations was $47,995 and $52,972 for the year ended December 31, 2003 and 2002, respectively.

Sublease Agreement
------------------

The Company leases an office suite on a month-to-month basis at base rent of $590 per month in Newport Beach, California and subleases the office to a third party for $2,000 per month starting May 2003. During the year ended December 31, 2003, the Company recorded $11,859 of rentals received as other income, net of costs and expenses.

                             LARGO VISTA GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements
---------------------

The Company has several agreements with outside contractors to provide organizational services, business development in China and Vietnam, international petroleum, and other products trading consultation services. The agreements are generally for a term of 12 months from inception and renewable from year to year unless either the Company or Consultant terminates such engagement with written notice

Litigation and Contingencies
----------------------------

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

NOTE L - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2003 and 2002, the Company incurred losses from operations of $496,752 and $1,345,204, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  Controls and Procedures

Within the 90 days prior to the date of this report, Largo Vista Group, Ltd carried out an evaluation, under the supervision and with the participation of Largo Vista's management, including Largo Vista's Interim Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of Largo Vista's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Interim Chief Executive Officer and Principal Accounting Officer concluded that Largo Vista's disclosure controls and procedures are effective in timely alerting them to material information relating to Largo Vista required to be included in Largo Vista's periodic Securities and Exchange Commission filings. There has been no significant changes in Largo Vista's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.



                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                      Age         Position
-------                  -----        ------------------------------------------

Albert N. Figueroa        37         Director; Principal Accounting Officer

Deng Shan                 52         Interim Chief Executive officer and
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

The Company does not have an audit committee and consequently the entire Board of Directors serves in that capacity. The Board's pre-approval policy regarding professional services provided by the Company's principal accountant is to pre-approve the engagement of the principal accountant for the performance of all professional services. The policy does provide a waiver of pre-approval in the event that such services, in the aggregate, will be less than 5% of the audit fee, such services are not recognized as non-audit fees at the time of the engagement, and pre-approval is obtained from a designated member of the Board prior to the engagement. Until such time as an audit committee is appointed, the designated individual is the Principal Executive Officer, currently the President of the Company. 100% of the 2003 non-audit fees were pre-approved by the designated Board member and subsequently approved by the Board.

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

The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as an exhibit to this report.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the last three years to its executive officers.


      Name                                                  Other                       Securities                   All other
       And                                                  Annual      Restricted      Underlying        LTIP        Compen-
    Principal                   Salary        Bonus        Compen-         Stock         Options/       Payouts        sation
    Position         Year         ($)          ($)        sation($)      Awards($)       SARs (#)         ($)           ($)

Deng Shan,         2003             0             0             0              0               0             0             0
Interim CEO        2002             0             0             0        100,000               0             0             0
                   2001             0             0             0        100,000               0             0             0

Albert             2003        33,500             0             0              0               0             0             0
Figueroa,          2002        30,512             0             0              0          29,488             0             0
Secretary          2001             0             0             0         55,000          10,633             0             0

Daniel             2003             0             0             0              0               0             0             0
Mendez,            2002         3,814             0             0              0         104,685             0             0
Ex-President       2001             0             0             0        110,000           9,965             0             0

Edward             2003         6,000             0             0              0               0             0             0
Deese,             2002        30,000             0             0              0               0             0             0
Ex-Interim         2001             0             0             0              0               0             0             0
COO


Notes:
(1) The officers listed above were paid their salary in a combination of registered stock options, unregistered stock and/or cash. Any issuance of unregistered common stock was valued at market, generally determined by the closing price on the first day of trading of the following month.

(2) Albert N. Figueroa, Secretary/Treasurer, serves under a semi- annual consulting contract renewed effective January 1, 2004 at annualized compensation of $54,000 that may be terminated upon 30 days written notice of either party.

(3) Deng Shan, Interim CEO, serves under a semi- annual Agreement for Services renewed effective January 1, 2004 at annualized compensation of $84,000 that may be terminated upon 30 days written notice of either party.

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



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership as of April 14, 2004 of the Company's common stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and officer of the Company.


                                                                       Beneficial       Percentage
         Name and Address (1)                                          Ownership         of Class
         ---------------------------------------------------------- ----------------- ---------------
         Albert Figueroa                                                   4,078,402      1.51%
         Deng Shan (2)                                                    82,272,438      30.46%
         All directors/officers as a group (2 persons)                    86,350,840      31.97%

(1) The address for all persons listed is 4570 Campus Drive, Newport Beach, CA 92660

(2) Mr. Deng Shan owns 3,287,396 (1.21%) shares personally, and 78,985,042 (29.25%) shares through his majority owned corporation, Proton Technology Corporation Limited.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company issued notes payable on demand to its Chairman at interest rate 7% per annum, as of December 31, 2003, the amount due to the Company's Chairman was $434,782.

The Company issued notes payable on demand to a consultant at interest rate 7% per annum, as of December 31, 2003, the amount due to the consultant was $15,000.

Two consultants (former officers) of the Company have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the consultants (former officers) at December 31, 2002 was $1,225. During the year ended December 31, 2003, the Company repaid to the consultants $1,019 in cash and also issued 10,323 shares of its common stock in exchange for $206 of the advances.

During the year ended December 31, 2002, a consultant of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2002 was $117. During the year ended December 31, 2003, the Company issued 7,312 shares of its common stock in exchange for settlement of the advance.

A consultant (former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2003 and 2002 was $15,078 and $9,269, respectively.

The Company's Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the chairman at December 31, 2003 and 2002 was $105,716 and $63,900, respectively.

During the year ended December 31, 2003 and 2002, the Company Chairman and significant shareholders contributed cash of $111,720 and $60,000, respectively to the Company as working capital.

As of April 14, 2004, other than issuances of common shares to executive officers as compensation or in satisfaction of cash advances and transactions described above, there have been no transactions to which the Company was a party involving $100,000 or more and in which any director, executive officer, or holder of more than five percent of our common stock had a material interest.


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

10       Material Contracts

10.(a) Contract. Largo Vista Group, Ltd. and Sentio Corporation, December 28, 1998, (filed Form 10SB, 11/2/99)
10.(b) Contract. Hong Kong De Xiang Tuo Yi Industrial Company, August 28, 1992 (filed Form 10SB, 11/2/99)
10.(c) Plan and Agreement of Reorganization between Largo Vista Group, Ltd., Proton Technology Corporation, Ltd. and Everlasting International, December 21, 1996 (filed Form 10SB, 11/2/99)
10.(d) Joint Venture Agreement of Kunming Xinmao Petrochemical Industry Co., Ltd., August 8, 1992 (filed Form 10SB, 11/2/99)
10.(e) Approval Certificate of Enterprise with Foreign Investment in the People's Republic of China (filed Form 10SB, 11/2/99)
10.(f) Business License of Enterprise in the Peoples Republic of China (filed Form 10SB, 11/2/99)
10.(g) Business Permit to Engage in LPG Business in Yunnan Province (filed Form 10SB, 11/2/99)
10.(h) Notice of Subsidiaries of the Agriculture Bank of China, Yunnan Provincial Branch, Acting as Agents for Collection and Receipt of Payment for Kunming Xinmao Petrochemical Industry Co., Ltd. (filed Form 10SB, 11/2/99)
10.(i) Agreement of Supply of Liquefied Petroleum Gas, March 18, 1996 (filed Form 10SB, 11/2/99)
10.(j) Method of Insurance for LPG Credit, August 26, 1997 (filed Form 10SB, 11/2/99)
10.(k) Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Wuhan Minyi Fuel Gas Petrochemical Company Limited, March 14, 1999 (filed Form 10SB, 11/2/99)
10.(l) Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Guilin Municipal Garden Fuel Gas Pipelines Limited, March 29, 1999 (filed Form 10SB, 11/2/99)
10.(m) Approval Certificate of Enterprisees with Foreign Investment in the Peoples Republic of China, August 21, 1992 (filed Form 10SB, 11/2/99)
10.(n) Contract. Enterprise Ownership Transfer Agreement "Ten Year Leasing Contract", Seller Chen Mao Tak, Purchaser Everlasting International, Ltd., third party Kunming Fuel General Company, November 8, 1995 (filed Form 10SB-A1, 1/14/2000 as EX-10.D)
10.(o) Joint Venture Agreement. , Largo Vista with the United Arab Petroleum Corporation ("UAPC"), known as Largo Vista/UAPC Partners (filed Form 10SB-A1, 1/14/2000 as EX-10.F)
10.(p) Memorandum of Association Limited Liability Company. Largo Vista Group, Ltd., LLC, Dubai, UAE, October 12, 1999, Largo Vista Group, Ltd., UAPC, and Sheik Al Shabani, named Largo Vista Group Limited, Limited Liability Company of the UAE (filed Form 10SB-A1, 1/14/2000 as EX-10.G)
10.(q) Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller, November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.(r) Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller, December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.(s) Employment Agreement Daniel J. Mendez 1999 (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)
10.(t) Consultant Agreement Deng Shan 1999 (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
10.(u) Contract. "Enterprise Ownership Transfer Agreement", November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
10.(v) Contract. "Agreement on Payment", November 8, 1995 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
10.(w) Contract. "Agreement on Supply of Liquified Petroleum Gas", March 18, 1996 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
10.(x)   Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi
         3/21/2000)
10.(y) Agreement on Zunyi Pipeline Project No.1 Largo Vista Group, Ltd - Proton Enterprise (Wuhan) LTD., China (Agent Agreement)
10.(z) Zunyi Pipeline #1 Contract Proton Enterprise (Wuhan) LTD. & Construction Headquarters of Zunyi Municipal Government, Dated February 2, 2002

10.(aa) Gas Supply Contract Between Proton Enterprise (Wuhan) LTD. and Zunyi Government Administration Construction Team, Dated October 15, 2002 40 Years Exclusive Right
10.(ab) Zunyi Jiahong Gas Co., Ltd. & Largo Vista Group, Ltd. Lease Agreement No.JHLGOV0802 Dated August 27, 2002

All of the exhibits listed above have been filed previously with the forms and on the dates indicated.

The new exhibits for this filing are as follows:

10.(ac)  Policy Statement on Business Ethics and Conflicts of Interest


(b) Reports on Form 8-K

        None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                                         DECEMBER 31, 2003   DECEMBER 31, 2002
                                         -----------------   -----------------

         1.  Audit Fees                     $ 36,289            $ 40,400

         2.  Audit Related Fees                --                  --

         3.  Tax Fees                          --                  --

         4.  All Other Fees                    --                  --
                                         ----------------- -----------------

         Total Fees                         $ 36,289          $ 40,400


Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

Audit Committee's Pre-Approval Policies and Procedures
------------------------------------------------------

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARGO VISTA GROUP, LTD.

      Signature                    Title                          Date
---------------------          -------------------             --------------

/s/Albert N. Figueroa          Secretary/Treasurer             May 11, 2004
---------------------
   Albert N. Figueroa

/s/Deng Shan                     Interim CEO                   May 11, 2004
---------------------
   Deng Shan

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

Date: May 11, 2004

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

Date: May 11, 2004

/s/Albert Figueroa
-------------------------------
Albert Figueroa
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Largo Vista Group, Ltd (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Deng Shan, Interim Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 11, 2004

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Largo Vista Group, Ltd (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Albert Figueroa, Secretary/Treasurer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 11, 2004

/s/ Albert Figueroa
---------------------------------------------
Albert Figueroa, Principal Accounting Officer

         This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.