Form 10QSB
period 2004-03-31
LARGO VISTA GROUP LTD
filed 2004-05-26
CIK 915471

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2004

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

                                 (949) 252-2180

                            ISSUER'S TELEPHONE NUMBER

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 269,963,856 shares of Common Stock ($.001 par value) as of May 26, 2004.

                             LARGO VISTA GROUP, LTD.


                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3

         Condensed Consolidated Balance Sheets                                3
                  March 31, 2004 and December 31, 2003

         Condensed Consolidated Statements of Losses                          4
                  Three Months Ended March 31, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows                      5
                  Three Months Ended March 31, 2004 and 2003

         Notes to Unaudited Condensed Consolidated Financial Information      6
                  March 31, 2004


Item 2.  Management's Discussion and Analysis                                 7

Item 3.  Controls and Procedures                                              8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           8

         Item 2.  Changes in Securities and Use of Proceeds                   8

         Item 3.  Defaults Upon Senior Securities                             8

         Item 4.  Submission of Matters to a Vote of Security holders         8

         Item 5.  Other Information                                           9

         Item 6.  Exhibits and Reports on Form 8-K                            9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                LARGO VISTA GROUP, LTD.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2004 AND DECEMBER 31, 2003

                                                        (Unaudited)        (Audited)
                                                         March 31,        December 31,
                                                           2004               2003
                                                       -------------     -------------
ASSETS
Current Assets:
 Cash and cash equivalent                              $     46,463      $      7,874
 Accounts receivable, net                                    42,129            53,291
 Employee advances                                           57,439            49,091
 Inventories, at cost (Note B)                                5,531            11,990
 Prepaid expenses and other                                  24,556            33,304
                                                       -------------     -------------
 Total Current Assets                                       176,118           155,550

Property, plant and equipment, at cost                       16,221            16,221
Less: accumulated depreciation                                6,988             6,226
                                                       -------------     -------------
                                                              9,233             9,995

Deposits                                                        755               755

                                                       $    186,106      $    166,300
                                                       =============     =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities              $    366,269      $    392,694
 Deferred revenue                                            21,262             5,888
 Notes payable to related parties                           449,782           449,782
 Due to related parties                                     114,657           120,794
                                                       -------------     -------------
    Total Current Liabilities                               951,970           969,158


Commitment and contingencies                                     --                --

Preferred stock, $0.001 par value; 25,000,000
shares authorized, none issued and outstanding
at March 31, 2004 and December 31, 2003 (Note C)                 --                --
Common stock, $0.001 par value; 400,000,000
shares authorized, 269,963,856 and 264,615,280
shares issued and outstanding at March 31, 2004
and December 31, 2003, respectively (Note C)                269,964           264,615
Additional paid-in capital                               15,150,837        15,049,352
Accumulated deficit                                     (16,190,365)      (16,120,525)
Accumulated other comprehensive income:
Foreign currency translation adjustment                       3,700             3,700
                                                       -------------     -------------
Deficiency in stockholders' equity                         (765,864)         (802,858)

                                                       $    186,106      $    166,300
                                                       ==============    ==============

 See accompanying notes to the unaudited condensed consolidated financial information

                                          3

                                LARGO VISTA GROUP, LTD.
                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                       (UNAUDITED)

                                                      For the three months ended March 31,
                                                             2004               2003
                                                             ----               ----
Revenue                                                $     124,692      $      12,387

Cost of sales                                                103,231             15,577
                                                       --------------     --------------

Gross profit (loss)                                           21,461             (3,190)

Operating expenses:

 Selling general and administrative                           89,230            147,716

 Depreciation                                                    762                780
                                                       --------------     --------------

                                                              89,992            148,496


Loss from operations                                         (68,531)          (151,686)

Other income (expenses):

Other income, net                                              6,562                 --

Interest income (expense)                                     (7,871)            (9,985)
                                                       --------------     --------------

Total other income (expenses)                                 (1,309)            (9,985)


Loss from operations before income taxes                     (69,840)          (161,671)

Income taxes                                                      --                 --
                                                       --------------     --------------
Net loss                                               $     (69,840)     $    (161,671)
                                                       ==============     ==============

Loss per common share (basic and assuming diluted)     $       (0.00)     $       (0.00)
                                                       ==============     ==============

Weighted average shares outstanding                      266,378,547        249,137,000

  See accompanying notes to the unaudited condensed consolidated financial information

                                           4

                                      LARGO VISTA GROUP, LTD.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                 For the three months ended March 31,
                                                                       2004               2003
                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations                                       $     (69,840)     $    (161,671)
Adjustments to reconcile net (loss) to net cash provided by
   operating activities:

Depreciation                                                               762                780

Common stock issued for services                                            --            113,500

Changes in assets and liabilities:

Accounts receivable                                                     11,162            154,438

Inventories                                                              6,459             (4,090)

Employee advances                                                       (8,348)                --

Prepaid expenses and other                                               8,748              9,918

Accounts payable and other liabilities                                  55,975            (48,998)

Deferred revenue                                                        15,374                 --
                                                                 --------------     --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               20,292             63,877

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                        --                 --
                                                                 --------------     --------------

NET CASH (USED IN) INVESTING ACTIVITIES                                     --                 --

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions from related parties (Note C)                      9,356             55,188

Proceeds from related parties, net of repayments                         8,941             14,925
                                                                 --------------     --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               18,297             70,113


NET INCREASE IN CASH AND CASH EQUIVALENTS                               38,589            133,990

Cash and cash equivalents at the beginning of the period                 7,874             11,174
                                                                 --------------     --------------
Cash and cash equivalents at the end of the period               $      46,463      $     145,164
                                                                 ==============     ==============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                         $          --      $          --

Income taxes paid                                                           --                 --

Common stock issued for services                                            --            113,500

Common stock issued for accrued service fees (Note C)                   82,400                 --
Common stock issued in exchange for expenses paid by related
   parties (Note C)                                                     15,078                 --

        See accompanying notes to the unaudited condensed consolidated financial statements

                                                 5

                             LARGO VISTA GROUP, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at March 31, 2004.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - INVENTORIES
--------------------

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of March 31, 2004 and December 31, 2003 are as follows:

                                      March 31, 2004      December 31, 2003
                                      --------------      -----------------
         Liquid petroleum gas          $     1,449          $    10,418
         Packaging bottles                   3,665                1,204
         Supplies                              417                  368
                                       ------------         ------------
                                       $     5,531          $    11,990
                                       ============         ============

NOTE C - CAPITAL STOCK
----------------------

The Company has authorized 25,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of March 31, 2004 and December 31, 2003, the Company has no Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2004 and December 31, 2003, the Company has 269,963,856 and 264,615,280 shares of common stock issued and outstanding, respectively.

For the three-month period ended March 31, 2004, the Company issued an aggregate of 4,343,582 shares of common stock to consultants in exchange for accrued service fees of $82,400. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 1,004,994 shares of common stock to a consultant and former employee in exchange for $15,078 of expenses paid on behalf of the Company. In addition, during the three-month ended March 31, 2004, the Company Chairman and significant shareholders contributed cash of $9,356 to the Company as working capital.


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

Through DBA agreements with Zunyi and Jiahong, the Company is engaged in the business of purchasing and reselling liquid petroleum gas ("LPG") in the retail and wholesale markets to both residential and commercial consumers. The Company operated a storage depot and has an office headquarters in the City of Zunyi. However, the Company has found the storage depot operations to be unprofitable; and therefore has terminated those operations in order to concentrate its resources on supplying LPG in bottles and through pipelines.

In February 2002 and May 2003, the Company entered into agreements ("Agreements") with Zunyi Municipal Government ("Government") to design and install LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Agreements provide for the Company to be the sole LPG supplier for those households.

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

RESULTS OF OPERATIONS
---------------------

REVENUE
-------

During the quarter ended March 31, 2004 the Company realized $124,692 of revenue compared to $12,387 for the same period in the prior year, a 906.6% increase. This was largely due to increased sales at the depot operated by the Company. However, as noted above, due to their unprofitability, the Company has decided to terminate the depot operations.

COSTS AND EXPENSES
------------------

During the quarter ended March 31, 2004 the Company incurred $89,230 of operating expenses compared to $147,716 for the same period in the prior year, a 39.6% decrease. This was due to the continuation of operations with greatly reduced overhead costs.

LOSS FROM OPERATIONS
--------------------

The increase in revenues, accompanied by the decrease in operating expenses resulted in the reduction in the loss from operations to a loss of $68,531 from a loss of $151,686 for the same period in the prior year, a 54.8% decrease.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2004, the Company had a deficiency in working capital of $775,852. During the first three months of 2004, the operating activities of the Company provided a cash flow of $20,292.

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

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2003 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

Our annual report on Form 10-KSB for the year ended December 31, 2003 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to the factors so listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

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


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 5,348,576 unregistered shares in the first quarter of 2004 valued at $97,478 to officers and consultants in exchange for accrued services fees and expenses paid by consultants.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

                  32.1 Certification of Deng Shan Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Albert Figueroa Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K filed during the quarter ended March 31,
                  2004

                  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  MAY 26, 2004                    LARGO VISTA GROUP, LTD.

                                       /S/ DENG SHAN
                                       -----------------------
                                       DENG SHAN
                                       CHIEF EXECUTIVE OFFICER