Form 10QSB
period 2004-06-30
LARGO VISTA GROUP LTD
filed 2004-08-16
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

COMMISSION FILE NUMBER 000-30426

LARGO VISTA GROUP, LTD

(Name of Small Business Issuer in Its Charter)

Nevada	76-0434540
(State of Incorporation)	(IRS Employer Identification No.)

4570 Campus Drive	Newport Beach, CA 92660
     (Address of Principal Executive Offices)
                     (949) 252-2180

                                    ISSUER'S TELEPHONE NUMBER

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 269,963,856 shares of Common Stock ($.001 par value) as of August 13, 2004.

LARGO VISTA GROUP, LTD.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                            3

   Condensed Consolidated Balance Sheets                           3

June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Losses                                                                           4

       Three and Six Months Ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows                                     5

       Six Months Ended June 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Information            6

June 30, 2004

Item 2. Management’s Discussion and Analysis                                   8

Item 3. Controls and Procedures                                            9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                   10

Item 2. Changes in Securities and Use of Proceeds                                                                                   10

Item 3. Defaults Upon Senior Securities                             10

Item 4. Submission of Matters to a Vote of Security holders                                                                   10

Item 5. Other Information                                                                                                                               10

Item 6. Exhibits and Reports on Form 8-K                                                                                                   10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalent	$ 82,664	$ 7,874
Accounts receivable, net	-	53,291
Employee advances	5,837	49,091
Inventories, at cost (Note B)	7,430	11,990
Prepaid expenses and other	81,811	33,304

Total current assets	177,742	155,550

Property and equipment, at cost	16,221	16,221
Less: accumulated depreciation	7,749	6,226

Total property and equipment	8,472	9,995

Other deposits	755	755

Total assets	$ 186,969	$ 166,300

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 407,088	$ 392,694
Deferred revenue	21,715	5,888
Notes payable to related parties	449,782	449,782
Due to related parties	123,392	120,794

Total current liabilities	1,001,977	969,158

Commitment and contingencies	-	-

Deficiency in stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at June 30, 2004 and December 31, 2003 (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 269,963,856 and 264,615,280 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (Note C)	269,964	264,615
Additional paid-in capital	15,177,641	15,049,352
Accumulated deficit	(16,266,313)	(16,120,525)
Accumulated other comprehensive income:
Foreign currency translation adjustment	3,700	3,700

Deficiency in stockholders' equity	(815,008)	(802,858)

Total liabilities and deficiency in stockholders’ equity	$ 186,969	$ 166,300

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Revenue	$ 101,354	$ 271,734	$ 226,046	$ 284,121
Cost of sales	95,655	276,891	198,886	292,468

Gross profit (loss)	5,699	(5,157)	27,160	(8,347)

Operating expenses:
Selling, general and administrative	77,406	177,174	166,636	324,890
Depreciation	761	779	1,523	1,559

	78,167	177,953	168,159	326,449

Loss from operations	(72,468)	(183,110)	(140,999)	(334,796)

Other income (expenses):
Other income, net	4,391	-	10,953	-
Interest income (expense)	(7,871)	(6,603)	(15,742)	(16,588)

Total other income (expenses)	(3,480)	(6,603)	(4,789)	(16,588)

Loss from operations before income taxes	(75,948)	(189,713)	(145,788)	(351,384)
Income taxes	-	-	-	-

Net loss	$ (75,948)	$ (189,713)	$ (145,788)	$ (351,384)

Loss per common share (basic and assuming diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding (basic and diluted)	269,963,856	256,500,000	268,171,201	253,000,000

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (145,788)	$ (351,384)
Adjustments to reconcile net (loss) to net cash used by operating activities
Depreciation	1,523	1,559
Common stock issued for services	-	61,899
Changes in assets and liabilities:
Accounts receivable	53,291	143,385
Inventories	4,560	(15,335)
Employee advances	43,254	-
Prepaid expenses and other	(48,507)	(5,260)
Accounts payable and other liabilities	96,795	124,658
Deferred revenue	15,827	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,955	(40,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(250)

NET CASH (USED IN) INVESTING ACTIVITIES	-	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related parties	36,159	82,356
Proceeds from advances from related parties, net of repayments	17,676	31,138

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,835	113,494

NET INCREASE IN CASH AND CASH EQUIVALENTS	74,790	72,766
Cash and cash equivalents at the beginning of the period	7,874	11,174

Cash and cash equivalents at the end of the period	$ 82,664	$ 83,940

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -
Income taxes paid	-	-
Common stock issued for services	-	61,899
Common stock issued for accrued service fees	82,400	113,500
Common stock issued in exchange for expenses paid by related parties	15,078	347

See accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2004
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2004.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2004
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B – INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003

Liquid petroleum gas	$ 3,050	$ 10,418
Packaging bottles	3,793	1,204
Supplies	587	368

	$ 7,430	$ 11,990

NOTE C – CAPITAL STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of June 30, 2004 and December 31, 2003, the Company has no Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2004 and December 31, 2003, the Company has 269,963,856 and 264,615,280 shares of common stock issued and outstanding, respectively.

For the six-month period ended June 30, 2004, the Company issued an aggregate of 4,343,582 shares of common stock to consultants in exchange for accrued service fees of $82,400. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 1,004,994 shares of common stock to a consultant and former employee in exchange for $15,078 of expenses paid on behalf of the Company. In addition, during the period ended June 30, 2004, the Company Chairman and significant shareholders contributed cash of $36,159 to the Company as working capital.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended June 30, 2004 the Company realized $101,354 of revenue compared to $271,734 for the same period in the prior year, a 62.7% decrease. For the six months ended June 30, 2004, revenues from operations were $226,046, as compared to $284,121 for the same period in the prior year, a decrease of 20.0%. These decreases were largely due to the discontinuation of storage depot operations in the City of Zunyi, China, which also decreased operating expenses, as noted below.

COSTS AND EXPENSES

During the quarter ended June 30, 2004 the Company incurred $78,167 of operating expenses compared to $177,953 for the same period in the prior year, a 56.0% decrease. During the six months ended June 30, 2004, operating expenses decreased to $168,159 from $326,449 during the same period in the prior year, a decrease of 48.5%. These decreases also were largely due to the discontinuation of storage depot operations in the City of Zunyi, China.

LOSS FROM OPERATIONS

The decrease in operating expenses resulted in the reduction in the loss from operations to a loss of $72,468 for the three months ended June 30, 2004 from a loss of $183,110 for the same period in the prior year, a 60.4% decrease; and a loss of $140,999 for the six months ended June 30, 2004 from a loss of $334,796 for the same period in the prior year, a decrease in the loss of 57.9%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had a deficiency in working capital of $824,235. During the first six months of 2004, the operating activities of the Company provided a cash flow of $20,955. During the six months ended June 30, 2004, we received $53,835 in the form of capital contributions and advanced from our Company’s principal shareholders.

While we have raised capital to meet our working capital and financing needs in the past, additional financing remains to be required in order to meet our current and projected cash flow deficits from operations and development. While we continue to seek financing in the form of equity in order to provide the necessary working capital; we currently have no commitments for such financing. Therefore, there is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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

DATE: August 16, 2004 LARGO VISTA GROUP, LTD.

/S/ DENG SHAN
-----------------------
DENG SHAN
CHIEF EXECUTIVE OFFICER

