Form 10QSB
period 2004-09-30
LARGO VISTA GROUP LTD
filed 2004-11-15
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

COMMISSION FILE NUMBER 000-30426

LARGO VISTA GROUP, LTD

(Name of Small Business Issuer in Its Charter)

Nevada	76-0434540
(State of Incorporation)	(IRS Employer Identification No.)

4570 Campus Drive	Newport Beach, CA 92660
(Address of Principal Executive Offices)

(949) 252-2180
ISSUER'S TELEPHONE NUMBER

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 269,963,856 shares of Common Stock ($.001 par value) as of November 12, 2004.

LARGO VISTA GROUP, LTD.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets	3
September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Losses	4
Three and Nine Months Ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows	5
Nine Months Ended September 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Information	6
September 30, 2004

Item 2. Management’s Discussion and Analysis	8

Item 3. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Changes in Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security holders	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	10

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalent	$ 99,922	$ 7,874
Accounts receivable, net	-	53,291
Employee advances	-	49,091
Inventories, at cost (Note B)	9,593	11,990
Prepaid expenses and other	136,185	33,304
Total Current Assets	245,700	155,550
Property, plant and equipment, at cost	16,221	16,221
Less: accumulated depreciation	8,511	6,226
	7,710	9,995

Deposits	755	755

Total Assets	$ 254,165	$ 166,300

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 461,128	$ 392,694
Deferred revenue	95,260	5,888
Notes payable to related parties	449,782	449,782
Due to related parties	147,237	120,794
Total Current Liabilities	1,153,407	969,158

Commitment and contingencies	-	-

(Deficiency in) Stockholders’ Equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at September 30, 2004 and December 31, 2003 (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 269,963,856 and 264,615,280 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (Note C)	269,964	264,615
Additional paid-in capital	15,182,641	15,049,352
Accumulated deficit	(16,355,547)	(16,120,525)
Accumulated other comprehensive income:
Foreign currency translation adjustment	3,700	3,700
(Deficiency in) stockholders' equity	(899,242)	(802,858)
Total Liabilities and (Deficiency in) Stockholders’ Equity	$ 254,165	$ 166,300

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenue, net	$ 69,180	$ 287,843	$ 295,226	$ 571,964
Cost of sales	62,151	257,283	261,037	549,751
Gross profit	7,029	30,560	34,189	22,213

Operating expenses:
Selling, general and administrative	95,009	113,058	261,645	431,374
Depreciation	762	792	2,285	8,925
	95,771	113,850	263,930	440,299

Loss from operations	(88,742)	(83,290)	(229,741)	(418,086)

Other income (expenses):
Other income, net	7,380	-	18,333	-
Interest income (expense)	(7,872)	(8,294)	(23,614)	(24,882)
Total other (expenses)	(492)	(8,294)	(5,281)	(24,882)

Loss from operations before income taxes	(89,234)	(91,584)	(235,022)	(442,968)
Income taxes	-	-	-	-
Net loss	$ (89,234)	$ (91,584)	$ (235,022)	$ (442,968)

Loss per common share (basic and assuming diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding (basic and diluted)	268,773,115	260,500,000	269,963,856	250,500,000

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (235,022)	$ (442,968)
Adjustments to reconcile net (loss) to net cash used by operating activities
Depreciation	2,285	8,925
Common stock issued for services rendered	-	298,067
Changes in assets and liabilities:
Accounts receivable	53,291	116,673
Inventories	2,397	(4,321)
Employee advances	49,091	-
Prepaid expenses and other	(102,881)	6,726
Accounts payable and other liabilities	150,835	(87,173)
Deferred revenue	89,372	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,368	(104,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(6,823)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(6,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related parties	41,159	92,857
Proceeds from related party advances, net of repayments	41,521	76,666
NET CASH PROVIDED BY FINANCING ACTIVITIES	82,680	169,523

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,048	58,629
Cash and cash equivalents at the beginning of the period	7,874	11,174
Cash and cash equivalents at the end of the period	$ 99,922	$ 69,803

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -
Income taxes paid	-	-
Common stock issued for services	-	298,067
Common stock issued for accrued service fees	82,400	-
Common stock issued in exchange for expenses paid by related parties	15,078	-

See accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2004.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2004
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Liquid petroleum gas	$ 4,678	$ 10,418
Packaging bottles	4,328	1,204
Supplies	587	368
	$ 9,593	$ 11,990

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Preferred Stock, with a par value of $.001 per share. As of September 30, 2004 and December 31, 2003, the Company has no Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2004 and December 31, 2003, the Company has 269,963,856 and 264,615,280 shares of common stock issued and outstanding, respectively.

For the nine-month period ended September 30, 2004, the Company issued an aggregate of 4,343,582 shares of common stock to consultants in exchange for accrued service fees of $82,400. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 1,004,994 shares of common stock to a consultant and former employee in exchange for $15,078 of expenses paid on behalf of the Company. In addition, during the period ended September 30, 2004, the Company Chairman and significant shareholders contributed cash of $41,159 to the Company as working capital.

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

In February 2002 and May 2003, the Company entered into agreements ("Agreements") with Zunyi Municipal Government ("Government") to design and install LPG pipeline systems (pipeline projects one and two) in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Agreements provide for the Company to be the sole LPG supplier for those households. Verbal approval has been received for pipeline projects three and four, which are waiting for contracts to be signed with the government. On October 4, 2004 and October 12, 2004, the Company signed contracts for pipeline projects five and six with developers in the same area, the first private party developments for the Company of LPG pipeline projects.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended September 30, 2004 the Company realized $69,180 of revenue compared to $287,843 for the same period in the prior year, a 75.9% decrease. For the nine months ended September 30, 2004, revenues from operations were $295,226, as compared to $571,964 for the same period in the prior year, a decrease of 48.4%. These decreases were largely because the Company had discontinued storage depot operations in the City of Zunyi, China late in fiscal year 2003, and the Company had revenues from pipeline project installation fees during the three and nine months ended September 30, 2003, whereas during the same periods ended September 30, 2004, only monthly usage fees were collected in connection with the pipeline project.

COSTS AND EXPENSES

During the quarter ended September 30, 2004 the Company incurred $95,009 of operating expenses compared to $113,058 for the same period in the prior year, a 16.0% decrease. During the nine months ended September 30, 2004, operating expenses decreased to $261,645 from $431,374 during the same period in the prior year, a decrease of 39.3%. The decreased costs and expenses are associated with the discontinuation of storage depot operations in the City of Zunyi, China, as well as lower or little costs and operating expenses in connection with the pipeline project.

LOSS FROM OPERATIONS

The loss from operations increased 6.5% to a loss of $88,742 for the three months ended September 30, 2004 from a loss of $83,290 for the same period in the prior year; and decreased 45% to a loss of $188,345 for the nine months ended September 30, 2004 from a loss of $418,086 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had a deficiency in working capital of $907,707. During the first nine months of 2004, the operating activities of the Company provided a cash flow of $9,368. During the nine months ended September 30, 2004, we received $41,159 in the form of capital contributions and $41,521 of advances from our Company’s principal shareholders.

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

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2004

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 15, 2004
LARGO VISTA GROUP, LTD.

/S/ DENG SHAN
-----------------------
DENG SHAN
CHIEF EXECUTIVE OFFICER
- 11 -