Form 10KSB
period 2004-12-31
LARGO VISTA GROUP LTD
filed 2005-04-18
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 000-30426

LARGO VISTA GROUP, LTD.
(Name of Small Business Issuer in its charter)

Nevada	76-0434540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4570 Campus Drive Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (949) 252-2180

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

The revenues for the year ended December 31, 2004 were $439,436.

The market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 14, 2004 was approximately $3,182,440.

The number of shares of Common Stock outstanding as of April 14, 2005 was 375,000,000.

LARGO VISTA GROUP, LTD.
FORM 10-KSB

PART I

Item 1. DESCRIPTION OF BUSINESS

Business Development
-----------------------------

Largo Vista Group, Ltd. (“Largo Vista” or the "Company") was formed under the laws of the State of Nevada on January 16, 1987 under the name, "The George Group". On January 9, 1989, The George Group acquired Waste Service Technologies, Inc. ("WST"), an Oregon corporation, and filed a name change in Nevada and changed its name to WST, listed its stock, and began trading on OTC bulletin Board.

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

Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Largo Vista, Inc., an inactive California corporation, Largo Vista Construction, Inc., an inactive Nevada corporation, and Largo Vista International, Corp., an inactive Panama corporation. Largo Vista also has operations through Doing Business As (“DBA”) agreements with Zunyi Shilin Xinmao Petrochemical Industries Co. Ltd, (“Zunyi”) and Jiahong Gas Co., Ltd. (“Jiahong”), both registered under the Chinese laws in the Peoples Republic of China, Guizhou Province.

Business of the Issuer
----------------------------

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

In February 2002, Largo Vista’s China operations entered into an agreement with the Zunyi Municipal Government to design and install LPG pipeline systems in residential areas in the city of Zunyi. In exchange for installing the pipeline, the agreement provides for the Largo Vista to be the sole LPG supplier for those households for 40 years. Largo Vista substantially completed the installation of the LPG pipeline in 2002 and continues to operate the pipeline.

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 440 customers. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and is currently under construction, with completion estimated in July of 2005. Pipeline Number 4 will serve 60 condominiums. Construction schedules are being developed. Pipeline Number 5 will serve 1,067 condominiums and is currently under construction, with completion estimated in August of 2005. Pipeline Number 6 will serve 5,000 condominiums and is currently in the architectural development stage. All of these pipelines will be operated by Largo Vista under exclusive 40-year supply contracts.

Largo Vista continues to engage in the petroleum supply business in Vietnam.

In addition, Largo Vista has two representative offices in the Far East area, one in Wuhan, China and another in Ho Chi Minh City, Vietnam, to supervise LPG and gas oil trading operations in China and Vietnam, respectively. Largo Vista continues to evaluate the acquisition of other possible business opportunities in the Far East.

On March 18, 2005, Largo Vista signed an Agreement and Assignment of Certain Contractual Rights and Benefits (the “Agreement”), with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”). Under the Agreement, Shanghai Oil assigns to Largo Vista all of its rights under a prior contract with Asiacorp Investment Holding Ltd. to purchase fuel oil from Russia and deliver it to The People’s Republic of China (the “Asiacorp Contract”). The Agreement states that deliveries will begin no later than May 18, 2005 and continue for a period of thirty-six (36) months at a rate of up to two hundred thousand (200,000) metric tons per month. The assigned Asiacorp Contract provides that the estimated value of the maximum potential deliveries over the life of the Agreement, at the market prices in effect at the time of the signing of the Asiacorp Contract on July 22, 2004, to be approximately one billion, two hundred thirty million, nine hundred sixty thousand dollars ($1,230,960,000.00). The Agreement provides that Largo Vista will be guaranteed a minimum of two dollars ($2.00) profit per metric ton, and that Shanghai Oil will continue to be responsible for the logistics and financing of the delivery of the fuel oil. In exchange, Largo Vista will issue to Shanghai Oil one hundred million (100,000,000) shares of Largo Vista’s common stock, to be issued in three increments, one-third within ten days of the signing of the Agreement, the second one-third one year later, and the final one-third one year later.

Organizational Chart
----------------------------

Largo Vista Group, Ltd. (LVG)

Owns 100% of Largo Vista Inc.
No current operations

Owns 100% of Largo Vista International Corp.
No current operations

Owns 100% of Largo Vista Construction Inc.
No current operations

Principal Products and Their Markets
--------------------------------------------------

The Product
----------------

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
------------

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

During the 1990s, world LPG demand has risen on average nearly 3.6% per year, compared to 1.4% per year for the petroleum industry overall, as the world economy has grown. LPG demand is expanding worldwide but most dramatically in the developing countries of Asia. Demand in the region has been growing by an average of more than 6% per year, as per-capita consumption increases with the increasing standard of living in the region. For example, per-capita consumption of LPG in China in the 1990s increased from around 1 kg to more than 6 kg per-capita and expecting consumption to expand to more than 15 kg per-capita in the next century.

Asian markets are expanding rapidly, along with markets in other developing countries as population continues to grow along with demand for clean-burning LPG. It has been estimated that y 2020, Asia should account for more than 70 million metric tons per year of residential and commercial LPG demand, which represents more than 40% of total world LPG demand. China will account for the greatest percentage of the growth in overall LPG imports as a result of continued growth of the domestic Chinese economy and per-capita consumption of LPG.

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

Distribution of LPG via pipelines directly to end-users is very efficient; but one drawback is the cost to install pipeline service to each household, which is approximately $185.00 US per household. Some more affluent customers can afford to pay the installation fee up front; but most of these have already purchased pipeline service. Some new construction projects permit the cost of installation to be incorporated into the cost of the home. Most customers, however, cannot afford the up-front fee; but are willing and able to pay extra each month based on usage. Largo Vista has a number of pipeline projects in various planning or construction phases and it is management's belief that this area is one of the most profitable in the long term. In November, 2002 Largo Vista’s Pipeline Project Number 1 was completed and a long term service contract to maintain and supply LPG to its customers along the pipeline was signed. In December of 2004, Largo Vista’s Pipeline Project Number 2 was substantially completed. Largo Vista has also signed contracts for Pipeline Projects Number 3 through Number 6 (terms and details of some of the contracts are not finalized), all in the same area, as discussed above under “Business of the Issuer.” It is expected that at least two of these new pipelines will be completed during 2005.

Distribution of LPG
--------------------------

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

Medium distributors are also licensed by major LPG companies, generally serve more than 1,500 but less than 4,000 customers directly and do not have any storage capacity. At this time, Largo Vista would be considered as a medium distributor.

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
-------------------

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
-----------------

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

Governmental Regulation
----------------------------------

Largo Vista’s operations in China are regulated on a day-to-day basis by the Zunyi municipal government, which oversees all companies licensed to do business and enforces rules and regulations in the market place. The Zunyi government faces many problems in this rapidly emerging chaotic market including the existence of many unlicensed small distributors, violations of safety regulations and short filled bottles. Local government is working to correct some of these more flagrant violations.

Patents, Trademarks & Licenses
-------------------------------------------

The Company does not currently own any patents or trademarks.

Employees
--------------

Largo Vista has no employees in the United States and relies on outside consultants for legal, accounting and organizational services as needed. Operations in Zunyi, Wuhan and Ho Chi Minh City have a total of 30 employees, including management, all of whom are full-time employees.

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

Largo Vista’s future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of Largo Vista speaks only as of the date on which such statement is made. Largo Vista’s forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, Largo Vista does not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause Largo Vista’s future results to differ materially from historical results or trends, results anticipated or planned by Largo Vista, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of Largo Vista.

In addition to other matters identified or described by Largo Vista from time to time in filings with the SEC, there are several important factors that could cause Largo Vista’s future results to differ materially from historical results or trends, results anticipated or planned by Largo Vista, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of Largo Vista. Some of these important factors, but not necessarily all important factors, include the following:

Largo Vista has a history of losses, expects to incur additional losses and may never achieve profitability. During Largo Vista’s fiscal year ended December 31, 2004, the Company generated only $439,436 of revenue and realized a net loss $276,551. Largo Vista has yet to generate profits from operations and consequently is unable to predict with any certainty whether its operations will become a commercially viable business. In order for Largo Vista to become profitable, it will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

Largo Vista may require additional capital in order to meet its projected operatinig costs and, if necessary, to finance future losses from operations as it endeavors to build revenue, but largo vista does not have any commitments to obtain such capital and cannot assure you that it will be able to obtain adequate capital as and when required. Should Largo Vista be required to sell additional equity securities or additional debt securities convertible into equity, there will be additional dilution to Largo Vista’s shareholders.

Largo Vista is dependant on the stability of economic relations with the people’s republic of china for its current revenues. Nearly all of Largo Vista’s current revenues are generated in China. Largo Vista cannot predict or guarantee the stability of economic relations with China; and, therefore the operations of Largo Vista are subject to disruption from a number of political and economic causes.

Largo Vista is owed a substantial portion of its accounts receivable from the single source of the government of the city of Zunyi, china. Pursuant to the its agreement with Largo Vista in February 2002, the government of Zunyi paid Largo Vista 50% of the total contracted installation price, or $154,438. The Zunyi government also has an obligation to collect the remaining 50% of contract price from the households obtaining LPG from the pipeline on behalf of the Company. Management determined that the collectibility and length of time to collect the amount due can not be reasonably assured. Accordingly, revenues are recognized as collected for the project. During the years ended December 31, 2004 and 2003, the Company received and recognized additional $11,171 and $44,233, respectively, of revenue in connection with the project. In May 2003, the Company entered into its Second Agreement (“Second Agreement”) with the government of Zunyi to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. Pursuant to the Second Agreement, the government of Zunyi is obligated to pay to the Company 50% of the total contract price, or $87,258, which was paid during 2004. The Company has also received and recognized a total of $8,152 of revenue in connection with the Second Agreement. Management determined that the collectibility and length of time to collect the amount due can not be reasonably assured. Accordingly, revenues are recognized as collected for the project.

Should Largo Vista choose to grow through acquisitions, it will experience the uncertainties associated with such a strategy. As part of Largo Vista’s business strategy in the future, Largo Vista could acquire assets and businesses relating to or complementary to its operations. Any acquisitions by Largo Vista would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: Largo Vista could be exposed to unknown liabilities of the acquired companies; Largo Vista could incur acquisition costs and expenses higher than it anticipated; fluctuations in Largo Vista's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; Largo Vista could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; Largo Vista's ongoing business could be disrupted and its management's time and attention diverted; Largo Vista could be unable to integrate successfully.

Item 2. DESCRIPTION OF PROPERTY

Largo Vista
----------------

Largo Vista has corporate offices in Newport Beach, California. The base rent is $755 per month on a month-to-month lease.

Wuhan Representative Office
--------------------------------------

Largo Vista maintains a representative office in Wuhan, Hubei Province, China, which include three offices and access to common areas. The facilities are leased from Proton Enterprises.

Ho Chi Minh City Representative Office
----------------------------------------------------

Largo Vista maintains a representative office in Ho Chi Minh City, Vietnam, which includes an open office type environment. The terms of this Lease are for month to month at approximately $500 per month.

Zunyi
--------

Largo Vista, through a contract agreement with Jiahong Gas Co., Ltd., operated its primary service from its depot located in the City of Zunyi, Guizhou Province. The Company also leases office facilities and four distribution stores in Zunyi City.

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

Bid
	High		Low
4th Quarter 2004	$ 0.08		$ 0.01
3rd Quarter 2004	$ 0.02		$ 0.01
2nd Quarter 2004	$ 0.03		$ 0.01
1st Quarter 2004	$ 0.05		$ 0.01

4th Quarter 2003	$ 0.03		$ 0.01
3rd Quarter 2003	$ 0.04		$ 0.02
2nd Quarter 2003	$ 0.05		$ 0.01
1st Quarter 2003	$ 0.03		$ 0.01

As of April 14, 2005, the Company had approximately 670 shareholders of record.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

Recent sales of unregistered securities:

The company issued unregistered shares of its common stock from January 1, 2003 to December 31, 2004 as follows:

Fiscal 2003, a total of 17,634,669 shares of common stock valued at $314,767 and in fiscal 2004, a total of 5,348,576 shares of common stock valued at $97,478 as follows:

Issued to officers as compensation:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2003:
1st Quarter	902,771*	Deng Shan	25,000*

2nd Quarter	None Issued

3rd Quarter	916,666	Albert Figueroa	17,500

4th Quarter	None Issued

2004:
1st Quarter	664,187	Albert Figueroa	12,500

2nd Quarter	None Issued

3rd Quarter	None Issued

4th Quarter	None Issued
*Accrual from 4th quarter of 2002

Issued to consultants for services:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2003:
1st Quarter	662,823	Harold Mclenden	22,500
	662,823	Li Chuming	22,500
	812,500	Danny Nguyen	22,500
	1,400,000	Steve Chaussy	21,000

2nd Quarter	None Issued

3rd Quarter	1,650,000	Harold Mclenden	31,500
	1,045,000	Li Chuming	19,500
	2,566,666	Danny Nguyen	49,000
	584,746	Steve Chaussy	10,500
	916,666	Daniel Mendez	17,500

4th Quarter	None Issued

2004:
1st Quarter	945,536	Harold Mclenden	18,000
	598,839	Li Chuming	11,400
	1,470,833	Danny Nguyen	28,000
	664,187	Daniel Mendez	12,500

2nd Quarter	None Issued

3rd Quarter	None Issued

4th Quarter	None Issued

Issued to service providers for past services:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2003:
1st Quarter	None Issued

2nd Quarter	4,500,000	Danilo Cacciamatta	45,000
	1,000,000	Marcia Hein	10,000
	171,875(S8 Option)	James DeOlden	2,750
	280,875(S8 Option)	Edward Deese	4,494

3rd Quarter	None issued

4th Quarter	None issued

2004:
1st Quarter	None Issued

2nd Quarter	None Issued

3rd Quarter	None issued

4th Quarter	None issued

Issued as loans to officers:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2003:	None issued

2004:	None issued

Issued to officers and shareholders for reimbursement of cash advances:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2003:
1st Quarter	None issued

2nd Quarter	None issued

3rd Quarter	14,002	Steve Chaussy	316

4th Quarter	None issued

2004:
1st Quarter	1,004,994	Danny Nguyen	15,078

2nd Quarter	None issued

3rd Quarter	None Issued

4th Quarter	None issued

All stock issuances were conducted pursuant to section 4(2) under the 1933 Act without the involvement of underwriters. Stock issuances other than for cash were valued at market, generally determined by the low bid quotation.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Information
-----------------------------------------------------------------------------------

The following is a discussion of the financial condition and results of operations of the Company as of the date of this Annual Report. This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

Overview
------------

Largo Vista is in the business of supplying liquid petroleum gas (LPG) through pipelines and in bottles to consumers in the People’s Republic of China. Largo Vista constructs and operates LPG pipelines in the City on Zunyi, China. All of Largo Vista’a current pipeline projects are under exclusive 40-year supply contracts. In addition, Largo Vista continues to pursue the supply of petroleum products in Viet Nam through a representative office located there.

On March 18, 2005, the Largo Vista signed an Agreement and Assignment of Certain Contractual Rights and Benefits (the “Agreement”), with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”) pursuant to the Agreement in Principle. Under the Agreement, Shanghai Oil assigns to Largo Vista all of its rights under a prior contract with Asiacorp Investment Holding Ltd. to purchase fuel oil from Russia and deliver it to The People’s Republic of China (the “Asiacorp Contract”). The Agreement states that deliveries will begin no later than May 18, 2005 and continue for a period of thirty-six (36) months at a rate of up to two hundred thousand (200,000) metric tons per month. The assigned Asiacorp Contract provides that the estimated value of the deliveries over the life of the Agreement, at the market prices in effect at the time of the signing of the Asiacorp Contract on July 22, 2004, to be approximately one billion, two hundred thirty million, nine hundred sixty thousand dollars ($1,230,960,000.00). The Agreement provides that Largo Vista will be guaranteed a minimum of two dollars ($2.00) profit per metric ton, and that Shanghai Oil will continue to be responsible for the logistics and financing of the delivery of the fuel oil. In exchange, Largo Vista will issue to Shanghai Oil one hundred million (100,000,000) shares of Largo Vista’s common stock, to be issued in three increments, one-third within ten days of the signing of the Agreement, the second one-third one year later, and the final one-third one year later.

Basis of Presentation
---------------------------

The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. Largo Vista has incurred a net loss of $276,551 for the year ended December 31, 2004 and as of December 31, 2004, had a working capital deficiency of $928,301.

These conditions raise substantial doubt as to Largo Vista’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should Largo Vista be unable to continue as a going concern.

Critical Accounting Policies and Estimates
-------------------------------------------------------

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

Stock-Based Compensation
-----------------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Board of Directors of the Company has approved certain awards of stock-based employee compensation outstanding as of December 31, 2004; but the grants of these stock options were not made until January or 2005.

Revenue Recognition
---------------------------

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company generally recognizes revenue upon delivery of LPG to the customer. Revenue associated with shipments of petroleum products is recognized when title passes to the customer. There are no significant credit transactions.

In February 2002, the Company entered into an agreement (“Agreement”) with Zunyi Municipal Government (“Government”) to design and install LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Agreement provides for the Company to be the sole LPG supplier for those households. The Company substantially completed the installation of the LPG pipeline as of December 31, 2002. Pursuant to the Agreement, Government had paid to the Company 50% of the total contracted installation price, and the Company has to collect the remaining 50% of contract price directly from the customers. The Company’s management has determined that the collectibility and length of time to collect the amount due from customers can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the portion of the contracted price to be collected from customers. During the year ended December 31, 2004 and 2003, the Company received and recognized revenues of $11,171 and $44,233, respectively, in connection with the installation fees collected from customers.

In May 2003, the Company entered into its Second Agreement (“Second Agreement”) with Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Second Agreement provides for the Company to be the sole LPG supplier for those households. Pursuant to the Second Agreement, Government is obligated to pay to the Company 50% of the total contracted installation price, and the Company has to collect the remaining 50% of contracted price directly from the customers. During the year ended December 31, 2003, the Company did not receive any payments from Government and thus delayed the installation of pipelines. The Company accounted for installation fees of $5,888 received from customers during the year ended December 31, 2003 as deferred revenue. During the year ended December 31, 2004, the Company received 50% of the total contracted price, or $87,258, from Government and additional $2,264 of payments from customers. The Company substantially completed the installation of the LPG pipeline as of December 31, 2004, and accounted for the total receipt of $95,410 from Government and customers as of December 31, 2004 in connection with Second Agreement as revenues during the year ended December 31, 2004. The Company also charged to income during the year ended December 31, 2004 the design and installation costs of $105,903 incurred by the Company for the pipeline project. Additionally, the Company management has determined that the collectibility and length of time to collect the remaining contracted price due from customers can not be reasonably assured. Accordingly, revenues will be recognized as collected in connection with the portion of contracted price to be collected from customers.

Results of Operations
----------------------------

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

The Company's 2004 revenues of $439,436 are attributable to liquid petroleum gas sales at its Zunyi facility located in South China. This is a 19.9% decrease from the revenues of $548,304 in 2003. This is primarily attributable to the decrease in revenues from the unprofitable depot operations closed in 2004.

The Company incurred costs of sales of $434,864, or 99.0% of sales in connection with the LPG revenues during 2004, compared to $483,059, or 88.1% in 2003. This decrease can be attributed to fluctuation in the cost of LPG supplies. This resulted in a decrease in gross profit to 1.0% in 2004 from 11.9% in 2003.

Selling and administrative expenses decreased from $647,538 during 2003 to $262,860 during 2004, a decrease of 59.46%. This substantial decrease was due primarily to further reduction in overhead positions and the closure of the unprofitable depot operations. Largo Vista continues to operate in that mode and plans to continue to do so until it becomes profitable.

Interest expense remained stable at $31,396 in 2004 compared to $31,224 in 2003.

As the result of Largo’ Vista’s substantial cost cutting, its net loss from operations decreased to $276,551, or 62.9% in 2004 from $496,752, or 91%, in 2003.

Currency Consideration
-------------------------------

The Company's LPG operations are conducted in the People's Republic of China whose currency, the Renminbi (RMB), is pegged to the US Dollar. The exchange rate as of December 31, 2004 and 2003 and the average rate during each of the periods presented in the accompanying consolidated financial statements was 8.28 RMBs to one US Dollar. No representation is made that any RMB amount could have been, or could be, converted into US dollars at these rates or any other rates of exchange.

Liquidity and Capital Resources
------------------------------------------
As of December 31, 2004, the Company had a working capital deficit of $928,301. We generated a positive cash flow of $7,216 from operating activities during 2004. This was a result of our net loss of $276,552, adjusted principally for $15,078 of common stock issued to shareholders in exchange for expenses paid on behalf of the Company, $46,426 of decrease in accounts receivable, and $160,796 of increase in accounts payable and accrued liabilities. We also helped to meet our cash requirements during the year through advances, loans and contributions of $79,475 from the Company's Chairman and principal shareholder and officers.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2004 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Recent accounting pronouncements
----------------------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements
-------------------------------------------

Largo Vista currently has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2004 AND 2003

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.

F-2RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Largo Vista Group, Ltd.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Largo Vista Group, Ltd. and its wholly-owned subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
McLean, Virginia
April 6, 2005

LARGO VISTA GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalent	$ 94,565	$ 7,874
Accounts receivable, net	6,865	53,291
Employee advances	13,532	49,091
Inventories, at cost (Note B)	8,834	11,990
Prepaid expenses and other	12,541	33,304
Total current assets	136,337	155,550

Property and equipment, at cost (Note C)	16,221	16,221
Less: accumulated depreciation	(9,273)	(6,226)
Property and equipment, net	6,948	9,995

Other assets:
Deposits	755	755

Total assets	$ 144,040	$ 166,300

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note D)	$ 467,632	$ 392,694
Deferred revenue (Note A)	-	5,888
Customer deposit	4,831	-
Notes payable to related parties (Note E)	434,782	449,782
Due to related parties (Note F)	157,393	120,794
Total current liabilities	1,064,638	969,158

Commitment and contingencies (Note J)	-	-

Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at December 31, 2004 and 2003 (Note G)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 269,963,856 and 264,615,280 shares issued and outstanding at December 31, 2004 and 2003, respectively (Note G)	269,964	264,615
Additional paid-in capital	15,184,356	15,049,352
Common stock subscription payable (Note G)	18,458	-
Accumulated deficit	(16,397,076)	(16,120,525)
Accumulated other comprehensive income:
Foreign currency translation adjustment	3,700	3,700
Deficiency in stockholders' equity	(920,598)	(802,858)

Total liabilities and deficiency in stockholders’ equity	$ 144,040	$ 166,300

See accompanying notes to consolidated financial statements

21/22

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Revenue, net	$ 439,436	$ 548,304
Cost of sales	434,864	483,059
Gross profit	4,572	65,245

Operating expenses:
Selling general and administrative	262,860	647,538
Depreciation (Note C)	3,047	3,094
Total operating expenses	265,907	650,632

Loss from operations	(261,335)	(585,387)

Other income (expenses):
Other income, net (Note J)	16,180	11,859
Debt forgiveness (Note D)	-	108,000
Interest (expenses), net	(31,396)	(31,224)
Total other income (expense)	(15,216)	88,635

Loss from operations before income taxes	(276,551)	(496,752)
Provision for income taxes	-	-
Net loss	$ (276,551)	$ (496,752)

Loss per common share (basic and assuming diluted) (Note I)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	269,072,427	257,506,361

See accompanying notes to consolidated financial statements

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Foreign Currency Translation Adjustment	Accumulated Deficit	Total
Balance at December 31, 2002	246,527,860	$ 246,527	$ 14,633,709	$ -	$ 3,700	$ (15,623,773)	$ (739,837)
Shares issued to consultants in exchange for services	18,051,730	18,052	303,296	-	-	-	321,348
Shares issued in exchange for debt	17,636	18	305	-	-	-	323
Shares issued in exchange for expenses paid by shareholders	18,054	18	322	-	-	-	340
Capital contributed by related parties	-	-	111,720	-	-	-	111,720
Net loss	-	-	-	-	-	(496,752)	(496,752)
Balance at December 31, 2003	264,615,280	$ 264,615	$ 15,049,352	$ -	$ 3,700	$ (16,120,525)	$ (802,858)
Shares issued to consultants in exchange for accrued services fess	4,343,582	4,344	78,056	-	-	-	82,400
Shares issued in exchange for expenses paid by shareholders	1,004,994	1,005	14,073	-	-	-	15,078
Common stock subscribed in exchange for notes payable and accrued interest	-	-	-	18,458	-	-	18,458
Capital contributed by related parties	-	-	42,875	-	-	-	42,875
Net loss	-	-	-	-	-	(276,551)	(276,551)
Balance at December 31, 2004	269,963,856	$ 269,964	$ 15,184,356	$ 18,458	$ 3,700	$ (16,397,076)	$ (920,598)

See accompanying notes to consolidated financial statements

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations	$ (276,552)	$ (496,752)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation (Note C)	3,047	3,094
Common stock issued for services (Note G)	-	321,348
Common stock issued in exchange for debt and expenses paid by shareholders (Note G)	15,078	663
Changes in assets and liabilities:
Accounts receivable	46,426	101,147
Inventories	3,156	(9,360)
Employee advances	35,559	(49,091)
Prepaid expenses and other	20,763	14,751
Accounts payable and other liabilities	160,796	(28,586)
Deferred revenue (Note A)	(5,888)	5,888
Customer deposit	4,831	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,216	(136,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(249)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related parties (Note G)	42,875	111,720
Repayments of notes payable	-	(24,156)
Proceeds from related parties, net of repayments	36,600	46,283
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,475	133,847

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	86,691	(3,300)
Cash and cash equivalents at the beginning of the year	7,874	11,174
Cash and cash equivalents at the end of the year	$ 94,565	$ 7,874

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-
Common stock issued in exchange for services (Note G)	-	321,348
Common stock issued in exchange for debt and expenses paid by shareholders (Note G)	15,078	663
Common stock issued in exchange for accrued service fees (Note G)	82,400	-
Common stock subscribed in exchange for notes payable to related parties (Note G)	15,000	-
Common stock subscribed in exchange for accrued interest to related parties (Note G)	3,458	-

See accompanying notes to consolidated financial statements

26/27

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., and Largo Vista International Corp. Largo Vista, Inc. is formed under the laws of the State of California and is inactive. Largo Vista Construction, Inc. is formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. is formed under the laws of Panama and is inactive. The Company also has operations through DBA (Doing Business As) agreements with Zunyi Jiahong Gas Co., Ltd. ("Jiahong"). Jiahong is registered under the Chinese laws in the Peoples Republic of China.

All significant intercompany balances and transactions have been eliminated in consolidation. All amounts in these consolidated financial statements and notes thereto are stated in United States dollars unless otherwise indicated.

Foreign Currency Translation

The financial statements and results of operations of the Company's Chinese subsidiary are measured using local currency as the functional currency. The reporting currency of the Company is the US dollar; accordingly, all amounts included in the consolidated financial statements have been translated into US dollars. The accumulated currency translation adjustment is reflected as a separate component of stockholders’ equity on the consolidated balance sheet. Foreign currency translation gains and losses are included in the consolidated results of operations for the period presented. The national currency of the People's Republic of China, the Renminbi (RMB), is pegged to the U.S. dollar. The average rate of exchange for fiscal 2004 and 2003 was 8.28 RMB to the dollar.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives (Note C).

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist primarily of LPG. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. (See Note B).

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company generally recognizes revenue upon delivery of LPG to the customer. Revenue associated with shipments of petroleum products is recognized when title passes to the customer. There are no significant credit transactions.

In February 2002, the Company entered into an agreement (“Agreement”) with Zunyi Municipal Government (“Government”) to design and install LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Agreement provides for the Company to be the sole LPG supplier for those households. The Company substantially completed the installation of the LPG pipeline as of December 31, 2002. Pursuant to the Agreement, Government had paid to the Company 50% of the total contracted installation price, and the Company has to collect the remaining 50% of contract price directly from the customers. The Company’s management has determined that the collectibility and length of time to collect the amount due from customers can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the portion of the contracted price to be collected from customers. During the year ended December 31, 2004 and 2003, the Company received and recognized revenues of $11,171 and $44,233, respectively, in connection with the installation fees collected from customers.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

In May 2003, the Company entered into its Second Agreement (“Second Agreement”) with Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Second Agreement provides for the Company to be the sole LPG supplier for those households. Pursuant to the Second Agreement, Government is obligated to pay to the Company 50% of the total contracted installation price, and the Company has to collect the remaining 50% of contracted price directly from the customers. During the year ended December 31, 2003, the Company did not receive any payments from Government and thus delayed the installation of pipelines. The Company accounted for installation fees of $5,888 received from customers during the year ended December 31, 2003 as deferred revenue. During the year ended December 31, 2004, the Company received 50% of the total contracted price, or $87,258, from Government and additional $2,264 of payments from customers. The Company substantially completed the installation of the LPG pipeline as of December 31, 2004, and accounted for the total receipt of $95,410 from Government and customers as of December 31, 2004 in connection with Second Agreement as revenues during the year ended December 31, 2004. The Company also charged to income during the year ended December 31, 2004 the design and installation costs of $105,903 incurred by the Company for the pipeline project. Additionally, the Company management has determined that the collectibility and length of time to collect the remaining contracted price due from customers can not be reasonably assured. Accordingly, revenues will be recognized as collected in connection with the portion of contracted price to be collected from customers.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2004 and 2003.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for 2004 and 2003.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $276,551 and $496,752 during the year ended December 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $928,301 as of December 31, 2004.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2004 and 2003.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2004 and 2003.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of December 31, 2004 and 2003 are as follows:

	2004	2003
Liquid petroleum gas	$ 2,860	$ 10,418
Packaging bottles	4,428	1,204
Supplies	1,546	368
	$ 8,834	$ 11,990

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 years. The Company’s property and equipment at December 31, 2004 and 2003 consists of the following:

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE C - PROPERTY, PLANT AND EQUIPMENT (Continued)

	2004	2003
Office furniture and equipment	$ 3,542	$ 3,542
Transportation equipment	12,679	12,679
Total	16,221	16,221
Accumulated depreciation	(9,273)	(6,226)
	$ 6,948	$ 9,995

Depreciation expense included as a charge to income amounted to $3,047 and $3,094 for the year ended December 31, 2004 and 2003, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Accrued expenses	$ 344,165	$ 297,166
Accrued interest	123,467	95,528
Total	$ 467,632	$ 392,694

During the year ended December 31, 2003, the Company’s Chairman and one of its consultants released the Company’s obligation for a total of $108,000 of unpaid service fees. The Company accounted for the $108,000 forgiveness of debt as other income during the year ended December 31, 2003.

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2004 and 2003 consists of the following:

	2004	2003
Note payable on demand to Company shareholder; interest payable monthly at 7% per annum; unsecured (a)	$ -	$ 15,000
Note payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured.	434,782	434,782
Total	434,782	449,782
Less: current portion	(434,782)	(449,782)
	$ -	$ -

(a) In December 2004, the Company entered into an agreement with the Company’s shareholder to issue an aggregate of 1,230,546 shares of its common stock in exchange for the note payable of $15,000 and all accrued unpaid interest of $3,458. The Company accounted for the shares to be issued as stock subscription payable at December 31, 2004 (Note G). The Company has issued the common shares to the shareholder subsequent to the date of the financial statements.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, two shareholders of the Company have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the shareholders at December 31, 2002 was $1,225. During the year ended December 31, 2003, the Company repaid to the shareholders $1,019 in cash and also issued 10,323 shares of its common stock in exchange for $206 of the advances (Note G).

During the year ended December 31, 2002, a consultant (former officer) of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2002 was $117. During the year ended December 31, 2003, the Company issued 7,312 shares of its common stock in exchange for settlement of the advance (Note G).

A consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2003 was $15,078. In March 2004, the Company issued an aggregate of 1,004,994 shares of common stock to the consultant and former employee in exchange for the $15,078 of expenses paid on behalf of the Company (Note G). The consultant continued advancing funds the Company as working capital during the year ended December 31, 2004. The net amount of advances due the consultant at December 31, 2004 was $14,708.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at December 31, 2004 was $11,326.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at December 31, 2004 and 2003 was $131,359 and $105,716, respectively.

During the year ended December 31, 2004 and 2003, the Company Chairman and significant shareholders contributed cash of $42,875 and $111,720, respectively to the Company as working capital.

NOTE G - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of December 31, 2004 and 2003, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2004 and 2003, the Company has 269,963,856 and 264,615,280 shares of common stock issued and outstanding, respectively.

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

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE G - CAPITAL STOCK (Continued)

Additionally, the Company issued an aggregate of 17,635 shares of common stock to related parties in exchange for previously incurred debt of $323 (see Note F) and an aggregate of 18,054 shares of common stock in exchange for $340 of office expenses paid by shareholders. During the year ended December 31, 2003, the Company Chairman and significant shareholders contributed cash of $111,720 to the Company as working capital.

For the year ended December 31, 2004, the Company issued an aggregate of 4,343,582 shares of common stock to consultants in exchange for accrued service fees of $82,400. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

Additionally, the Company issued an aggregate of 1,004,994 shares of common stock to a consultant and former employee in exchange for $15,078 of expenses paid on behalf of the Company (Note F). During the year ended December 31, 2004, the Company Chairman and significant shareholders contributed cash of $42,875 to the Company as working capital. In December 2004, one of the Company’s significant shareholders agreed to subscribe 1,230,546 shares of common stock in exchange for $15,000 of notes payable and $3,458 of accrued interest due to the shareholder (Note E). The Company accounted for the common shares issued subsequent to the date of financial statements as stock subscription payable at December 31, 2004.

NOTE H - INCOME TAXES

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

At December 31, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $16,390,000, expiring in the year 2024, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2004 are as follows:

Non Current:
Net operating loss carryforward	$5,636,000
Valuation allowance	(5,636,000)
Net deferred tax asset	$ -

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE I - EARNINGS (LOSSES) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2004	2003
Net income (loss) available to common stockholders	$ (276,551)	$ (496,752)
Basic and diluted earning (loss) per share	$ (0.00)	$ (0.00)
Basic and diluted weighted average number of common shares outstanding	269,072,427	257,506,361

NOTE J - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space on a month-to-month basis at base rent of $755 per month in Newport Beach, California for its corporate offices. The Company also leases office space on a month to month basis in Ho Chi Minh City, Vietnam at base rent of $500 per month for an administrative and sales representative.

The Company leases distribution and office facilities in Zunyi City, Province of Guizhou, China. Commitments for minimum rentals under non-cancelable leases at the end of 2004 are as follows.

Year	Amount
2005	$ 2,922
2006	2,414
2007	2,414
Total	$ 7,750

Rental expense charged to operations was $17,182 and $47,995 for the year ended December 31, 2004 and 2003, respectively.

Sublease Agreement

The Company leases an office suite on a month-to-month basis at base rent of $590 per month in Newport Beach, California and subleases the office to a third party for $2,000 per month starting May 2003. During the year ended December 31, 2004 and 2003, the Company recorded $16,180 and $11,859 of rentals received as other income, net of costs and expenses.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE J - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements

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

NOTE K - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2004 and 2003, the Company incurred losses from operations of $276,551 and $496,752, respectively. The Company's current liabilities exceeded its current assets by $928,301 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE L - SUBSEQUENT EVENTS

On March 28, 2005, the Company entered into a definitive agreement with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shangahi Oil”) to provide fuel oil from Russia to end-users in China beginning in May of 2005 for a period of thirty-seven (37) months. In exchange for the distribution right, the Company agreed to issue to Shanghai Oil an aggregate of 99,999,999 shares of its common stock. The common shares shall be issued over 3 years at 33,333,333 shares per year, commencing May 2005.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name Age Position
------- ----- -----------------------------------------------

Albert N. Figueroa 38 Director; Principal Accounting Officer

Deng Shan 53 Interim Chief Executive officer and Chairman of the Board of Directors

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

The Company does not have an audit committee and consequently the entire Board of Directors serves in that capacity. The Board’s pre-approval policy regarding professional services provided by the Company’s principal accountant is to pre-approve the engagement of the principal accountant for the performance of all professional services. The policy does provide a waiver of pre-approval in the event that such services, in the aggregate, will be less than 5% of the audit fee, such services are not recognized as non-audit fees at the time of the engagement, and pre-approval is obtained from a designated member of the Board prior to the engagement. Until such time as an audit committee is appointed, the designated individual is the Principal Executive Officer, currently the President of the Company. 100% of the 2003 non-audit fees were pre-approved by the designated Board member and subsequently approved by the Board.

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

Item 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the last three years to its executive officers.

Name				Other		Securities		All other
And				Annual	Restricted	Underlying	LTIP	Compen-
Principal		Salary	Bonus	Compen-	Stock	Options/	Payouts	sation
Position	Year	($)	($)	sation($)	Awards($)	SARs (#)	($)	($)

Deng Shan,	2004	0	0	0	0	0	0	0
Interim CEO	2003	0	0	0	0	0	0	0
	2002	0	0	0	100,000	0	0	0

Albert	2004	54,000	0	0	0	0	0	0
Figueroa,	2003	33,500	0	0	0	0	0	0
Secretary	2002	30,512	0	0	0	29,488	0	0

Daniel	2004	0	0	0	0	0	0	0
Mendez,	2003	0	0	0	0	0	0	0
Ex-President	2002	3,814	0	0	0	104,685	0	0

Edward	2004	0	0	0	0	0	0	0
Deese,	2003	6,000	0	0	0	0	0	0
Ex-Interim	2002	30,000	0	0	0	0	0	0
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

	Beneficial	Percentage
Name and Address (1)	Ownership	of Class
Shanghai Offshore Oil Group (HK) Co., Ltd (1)	33,333,333	8.89%
Albert Figueroa (2)	5,425,607	1.44%
Deng Shan (2), (3)	81,150,285	21.63%
All directors/officers as a group (2 persons)	86,575,892	23.07%

(1) The address for Shanghai Offshore Oil Group (HK) Co., Ltd. is 35/F Bund Center, 222 Yan An Road East, Shanghai, China

(2) The address for Mssrs. Figueroa and Deng is 4570 Campus Drive, Newport Beach, CA 92660

(2) Mr. Deng Shan owns 2,892,396 (0.77%) shares personally, and 78,257,889 (20.86%) shares through his majority owned corporation, Proton Technology Corporation Limited.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes payable to related parties at December 31, 2004 and 2003 consists of the following:

	2004	2003
Note payable on demand to Company shareholder; interest payable monthly at 7% per annum; unsecured (a)	$ -	$ 15,000
Note payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured.	434,782	434,782
Total	434,782	449,782
Less: current portion	(434,782)	(449,782)
	$ -	$ -

(a) In December 2004, the Company entered into an agreement with the Company’s shareholder to issue an aggregate of 1,230,546 shares of its common stock in exchange for the note payable of $15,000 and all accrued unpaid interest of $3,458. The Company accounted for the shares to be issued as stock subscription payable at December 31, 2004 (Note G). The Company has issued the common shares to the shareholder subsequent to the date of the financial statements.

Two shareholders of the Company have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the shareholders at December 31, 2002 was $1,225. During the year ended December 31, 2003, the Company repaid to the shareholders $1,019 in cash and also issued 10,323 shares of its common stock in exchange for $206 of the advances.

During the year ended December 31, 2002, a consultant (former officer) of the Company has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2002 was $117. During the year ended December 31, 2003, the Company issued 7,312 shares of its common stock in exchange for settlement of the advance.

A consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2003 was $15,078. In March 2004, the Company issued an aggregate of 1,004,994 shares of common stock to the consultant and former employee in exchange for the $15,078 of expenses paid on behalf of the Company. The consultant continued advancing funds the Company as working capital during the year ended December 31, 2004. The net amount of advances due the consultant at December 31, 2004 was $14,708.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at December 31, 2004 was $11,326.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at December 31, 2004 and 2003 was $131,359 and $105,716, respectively.

During the year ended December 31, 2004 and 2003, the Company Chairman and significant shareholders contributed cash of $42,875 and $111,720, respectively to the Company as working capital.

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
10.(ac) Policy Statement on Business Ethics and Conflicts of Interest
10 (ad) Agreement and Assignment of Certain Contractual Rights and Benefits between Largo Vista Group, Ltd. and Shanghai Offshore Oil Group (HK) Co., Ltd.

All of the exhibits listed above have been filed previously with the forms and on the dates indicated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2004 and 2003:

	DECEMBER 31, 2004	DECEMBER 31, 2003

1. Audit Fees	$ 56,400	$ 36,289

2. Audit Related Fees	--	--

3. Tax Fees	--	--

4. All Other Fees	--	--

Total Fees	$ 56,400	$ 36,289

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

Audit Committee’s Pre-Approval Policies and Procedures
--------------------------------------------------------------------------

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

LARGO VISTA GROUP, LTD.

Signature	Title	Date

/s/Albert N. Figueroa	Secretary/Treasurer	April 15, 2005
Albert N. Figueroa

/s/Deng Shan	Interim CEO	April 15, 2005
Deng Shan