Form 10QSB
period 2005-03-31
LARGO VISTA GROUP LTD
filed 2005-05-11
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

COMMISSION FILE NUMBER 000-30426

LARGO VISTA GROUP, LTD

(Name of Small Business Issuer in Its Charter)

Nevada	76-0434540
(State of Incorporation)	(IRS Employer Identification No.)

4570 Campus Drive	Newport Beach, CA 92660
(Address of Principal Executive Offices)

(949) 252-2180
ISSUER'S TELEPHONE NUMBER

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 375,000,000 shares of Common Stock ($.001 par value) as of April 27, 2005.

LARGO VISTA GROUP, LTD.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets	3
	March 31, 2005 and December 31, 2004

	Condensed Consolidated Statements of Losses	4
	Three Months Ended March 31, 2005 and 2004

	Condensed Consolidated Statements of Cash Flows	5
	Three Months Ended March 31, 2005 and 2004

	Notes to Unaudited Condensed Consolidated Financial Information	6
	March 31, 2005

Item 2.	Management's Discussion and Analysis	8

Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unauidted)
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalent	$ 41,402	$ 94,565
Accounts receivable, net	-	6,865
Employee advances	19,004	13,532
Inventories, at cost (Note B)	11,230	8,834
Prepaid expenses and other	45,096	12,541
Total current assets	116,732	136,337

Property and equipment, at cost	16,221	16,221
Less: accumulated depreciation	10,034	9,273
	6,187	6,948

Deposits	755	755

Total assets	$ 123,674	$ 144,040

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 401,250	$ 467,632
Customer deposits	4,831	4,831
Notes payable to related parties	434,782	434,782
Due to related parties	142,588	157,393
Total Current Liabilities	983,451	1,064,638

Commitment and contingencies	-	-

Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at March 31, 2005 and December 31, 2004 (Note C)
Common stock, $0.001 par value; 400,000,000 shares authorized, 277,635,403 and 269,963,856 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (Note C)	277,635	269,964
Additional paid-in capital	15,344,344	15,184,356
Subscription payable	-	18,458
Accumulated deficit	(16,485,456)	(16,397,076)
Accumulated other comprehensive income:
Foreign currency translation adjustment	3,700	3,700
Deficiency in stockholders' equity	(859,777)	(920,598)

Total liabilities and deficiency in stockholders' equity	$ 123,674	$ 144,040

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	For the three months ended March 31,
	2005	2004
Revenue	$ 54,611	$ 124,692
Cost of sales	66,066	103,231
Gross profit (loss)	(11,455)	21,461

Operating expenses:
Selling general and administrative	68,554	89,230
Depreciation	762	762
Total operating expenses	69,316	89,992

Loss from operations	(80,771)	(68,531)

Other income (expenses):
Other income, net	-	6,562
Interest income (expense)	(7,609)	(7,871)
Total other income (expenses)	(7,609)	(1,309)

Loss from operations before income taxes	(88,380)	(69,840)
Provision for income taxes	-	-
Net loss	$ (88,380)	$ (69,840)

Loss per common share (basic and assuming diluted)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	276,612,530	266,378,547

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (88,380)	$ (69,840)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	762	762
Common stock issued for services	-	-
Changes in assets and liabilities:
Accounts receivable	6,865	11,162
Inventories	(2,396)	6,459
Employee advances	(5,472)	(8,348)
Prepaid expenses and other	(32,555)	8,748
Accounts payable and other liabilities	17,618	55,975
Deferred revenue	-	15,374
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(103,558)	20,292

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related parties (Note C)	40,979	9,356
Proceeds from related parties, net of repayments	9,416	8,941
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,395	18,297

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,163)	38,589
Cash and cash equivalents at the beginning of the period	94,565	7,874
Cash and cash equivalents at the end of the period	$ 41,402	$ 46,463

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -
Income taxes paid	-	-
Common stock issued for accrued service fees (Note C)	84,000	82,400
Common stock issued in exchange for due to related parties (Note C)	24,222	15,078
Common stock issued in exchange for common stock subscription (Note C)	18,458	-

See accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at March 31, 2005.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)
---------------------------------------

Stock Based Compensation (Continued)
------------------------
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

Revenue Recognition
------------------------
For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

In February 2002, the Company entered into an agreement (“Agreement”) with Zunyi Municipal Government (“Government”) to design and install LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Agreement provides for the Company to be the sole LPG supplier for those households. Pursuant to the Agreement, Government had paid to the Company 50% of the total contracted installation fees, and the Company has to collect the remaining 50% of contract price directly from the customers. The Company substantially completed the installation of the LPG pipeline as of December 31, 2002 and recognized revenues in the amount of fees collected from Government. The Company’s management has determined that the collectibility and length of time to collect the amount due from customers can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the portion of the contracted price to be collected from customers.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)
---------------------------------------
Revenue Recognition (Continued)
------------------------

In May 2003, the Company entered into its Second Agreement (“Second Agreement”) with Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Second Agreement provides for the Company to be the sole LPG supplier for those households. Pursuant to the Second Agreement, Government is obligated to pay to the Company 50% of the total contracted installation price, and the Company has to collect the remaining 50% of contracted price directly from the customers. During the year ended December 31, 2003, the Company did not receive any payments from Government and thus delayed the installation of pipelines. During the year ended December 31, 2004, the Company received 50% of the total contracted price from Government and substantially completed the installation project. The Company recognized revenues in the amount of fees collected from Government during the year ended December 31, 2004. The Company management has determined that the collectibility and length of time to collect the remaining contracted price due from customers can not be reasonably assured. Accordingly, revenues will be recognized as collected in connection with the portion of contracted price to be collected from customers.

Reclassifications
------------------
Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES
--------------------
Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Liquid petroleum gas	$ 6,073	$ 2,860
Packaging bottles	4,570	4,428
Supplies	587	1,546
Total	$ 11,230	$ 8,834

NOTE C - CAPITAL STOCK
----------------------
The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of March 31, 2005 and December 31, 2004, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2005 and December 31, 2004, the Company has 277,635,403 and 269,963,856 shares of common stock issued and outstanding, respectively.

In December 2004, one of the Company’s significant shareholders agreed to subscribe 1,230,546 shares of common stock in exchange for $15,000 of notes payable and $3,458 of accrued interest due to the shareholder. The Company accounted for the common shares to be issued as stock subscription payable at December 31, 2004. In January 2005, the 1,230,546 shares of common stock were issued.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2005
(UNAUDITED)

NOTE C - CAPITAL STOCK (Continued)
----------------------

During the three months ended March 31, 2005, the Company issued an aggregate of 4,923,963 shares of common stock to consultants for in exchange for accrued services fees in the amount of $84,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 1,517,038 shares of common stock to related parties in exchange for $24,222 of expenses previously paid by the related parties on behalf of the Company.

During the three months ended March 31, 2005, the Company Chairman and significant shareholders contributed cash of $40,979 to the Company as working capital.

NOTE D - DISTRIBUTION AGREEMENT
----------------------

On March 18, 2005, the Company entered into a definitive agreement with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”) to provide fuel oil from Russia to end-users in China beginning in May of 2005 for a period of thirty-seven (37) months. In exchange for the distribution right, the Company agreed to issue to Shanghai Oil an aggregate of 100,000,000 shares of its common stock. The common shares shall be issued over 3 years at 33,333,333 shares per year, commencing May 2005.

In April 2005, the Company has prepared 15 stock certificates for an aggregate for 97,364,597 shares of common stock. These stock certificates are payable to Shanghai Oil but are currently in the custody of the Company’s Secretary and Treasurer, and accordingly not deemed outstanding. The certificates will be delivered to Shanghai Oil at 33,333,333 shares per year, commencing May 2005 when the first shipment is consummated.

In accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EIFT 96-18”), Issue 3 — For Transactions in Which the Quantity and Terms Are Known Up Front, the Accounting Prior to the Measurement Date. The Company will recognize cost of the transaction at their then-current fair values at each of the subsequent interim financial reporting dates. Changes in those fair values between those interim reporting dates will be attributed in accordance with the methods illustrated in Interpretation 28.

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

Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Largo Vista, Inc., an inactive California corporation, Largo Vista Construction, Inc., an inactive Nevada corporation, and Largo Vista International, Corp., an inactive Panama corporation. Largo Vista also has operations through Doing Business As (“DBA”) agreement with Jiahong Gas Co., Ltd. (“Jiahong”), registered under the Chinese laws in the Peoples Republic of China, Guizhou Province.

Through DBA agreements with Jiahong, Largo Vista is engaged in the business of purchasing and reselling liquid petroleum gas ("LPG") in the retail and wholesale markets to both residential and commercial consumers. Largo Vista operated a storage depot and has an office headquarters in the City of Zunyi. Largo Vista has found the storage depot operations to be unprofitable; and therefore has terminated those operations in order to concentrate its resources on supplying LPG in bottles and through pipelines.

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

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums with completion estimated in July of 2005. Pipeline Number 4 will serve 60 condominiums. Construction schedules are being developed. Pipeline Number 5 will serve 1,067 condominiums with completion estimated in August of 2005. Pipeline Number 6 will serve 5,000 condominiums and is currently in the architectural development stage. All of these pipelines will be operated by Largo Vista under exclusive 40-year supply contracts.

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

On March 18, 2005, Largo Vista signed an Agreement and Assignment of Certain Contractual Rights and Benefits (the “Agreement”), with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”). Under the Agreement, Shanghai Oil assigns to Largo Vista all of its rights under a prior contract with Asiacorp Investment Holding Ltd. to purchase fuel oil from Russia and deliver it to The People’s Republic of China (the “Asiacorp Contract”). The Agreement states that deliveries will begin no later than May 18, 2005 and continue for a period of thirty-seven (37) months at a rate of up to two hundred thousand (200,000) metric tons per month. The assigned Asiacorp Contract provides that the estimated value of the maximum potential deliveries over the life of the Agreement, at the market prices in effect at the time of the signing of the Asiacorp Contract on July 22, 2004, to be approximately one billion, two hundred thirty million, nine hundred sixty thousand dollars ($1,230,960,000.00). The Agreement provides that Largo Vista will be guaranteed a minimum of two dollars ($2.00) profit per metric ton, and that Shanghai Oil will continue to be responsible for the logistics and financing of the delivery of the fuel oil. In exchange, Largo Vista will issue to Shanghai Oil one hundred million (100,000,000) shares of Largo Vista’s common stock, to be issued in three increments, one-third within ten days of the signing of the Agreement or thirty days before the first delivery, the second one-third one year later, and the final one-third one year later.

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

RESULTS OF OPERATIONS
---------------------

REVENUE
-------

During the quarter ended March 31, 2005 the Company realized $54,611 of revenue compared to $124,692 for the same period in the prior year, a 56.20% decrease. This is primarily attributable to the decrease in revenues from the unprofitable depot operations closed in the second quarter 2004.

COSTS AND EXPENSES
------------------

The Company incurred costs of sales of $66,066 in connection with the LPG revenues during three months ended March 31, 2005, compared to $103,231 for the three months ended March 31, 2004. This is primarily attributable to the decrease in revenues from the unprofitable depot operations closed in 2004.

During the quarter ended March 31, 2005 the Company incurred $69,316 of operating expenses compared to $89,992 for the same period in the prior year. The decrease was due primarily to further reduction in overhead positions and the closure of the unprofitable depot operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2005, we had a deficiency in working capital of $866,719. As result of our net loss of $88,380, adjusted principally for $32,555 of increase in prepaid expenses and $17,618 of decrease in accounts payable and accrued liabilities, our cash flow used in operations was $103,558 during the three months ended March 31, 2005. Certain shareholders and related parties have advanced funds and contributed capital to the Company in the amount of $50,395 during the three months ended March 31, 2005. Our net cash decreased from $94,565 at December 31, 2004 to $41,402 at March 31, 2005, a net decrease of $53,163.

In the past we have raised capital to meet our working capital requirements. Additional financing may not be required due to the contract agreement stated previously.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in mainland China and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2004 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.

This signed contract agreement should be sufficient to begin profitable operations.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

Our annual report on Form 10-KSB for the year ended December 31, 2004 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been material changes to the factors so listed, and as such should reflect positively on future results. That annual report can be accessed in the EDGAR section of the SEC website.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2005, the Company issued an aggregate of 4,923,963 shares of common stock to consultants for in exchange for accrued services fees in the amount of $84,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

In January 2005, the Company issued an aggregate of 1,517,038 shares of common stock to related parties in exchange for $24,222 of expenses previously paid by the related parties on behalf of the Company. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

In January 2005, the Company issued 1,230,546 shares of common stock to a shareholder in exchange for $15,000 of notes payable and $3,458 of accrued interest due to the shareholder. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

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

DATE: May 11, 2005	LARGO VISTA GROUP, LTD.

/S/ DENG SHAN
-----------------------
DENG SHAN
CHIEF EXECUTIVE OFFICER