Form 10KSB/A
period 2004-12-31
LARGO VISTA GROUP LTD
filed 2005-05-12
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

The market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 14, 2005 was approximately $32,774,499.

The number of shares of Common Stock outstanding as of April 14, 2005 was 375,000,000.

EVPLANATORY NOTE

Thia Annual Report on Form 10-KSB/A amends our previously filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. This amendment is being filed for two reasons. First, to update and correct the market value of the voting and non-voting common stock held by non-affiliates of the registrant as shown on the cover page of this amendment to the report. The information form the previous year was inadvertently shown in the Form 10-KSB Annual Report filed with the Commission on April 18, 2005. Second, to correct the table of stock ownership in Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. That table should read as follows:

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

	Beneficial	Percentage
Name and Address (1)	Ownership	of Class
Shanghai Offshore Oil Group (HK) Co., Ltd (1)	33,333,333	8.89%
Albert Figueroa (2)	6,354,107	1.69%
Deng Shan (2), (3)	81,150,285	21.63%
All directors/officers as a group (2 persons)	87,504,392	24.76%

(1) The address for Shanghai Offshore Oil Group (HK) Co., Ltd. is 35/F Bund Center, 222 Yan An Road East, Shanghai, China

(2) The address for Messrs. Figueroa and Deng is 4570 Campus Drive, Newport Beach, CA 92660. Mr. Figueroa owns 5,425,607 shares (1.44%) personally and his spouse owns 928,500 shares (0.25%), which may be deemed to be beneficially owned by Mr. Figueroa. Mr. Figueroa disclaims beneficial ownership of such shares.

(3) Mr. Deng Shan owns 2,892,396 (0.77%) shares personally, and 78,257,889 (20.86%) shares through his majority owned corporation, Proton Technology Corporation Limited

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARGO VISTA GROUP, LTD.

Signature	Title	Date

/s/Albert N. Figueroa	Secretary/Treasurer	May 11, 2005
Albert N. Figueroa

/s/Deng Shan	Interim CEO	May 11, 2005
Deng Shan