Form 10QSB
period 2005-06-30
LARGO VISTA GROUP LTD
filed 2005-08-22
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

COMMISSION FILE NUMBER 000-30426

LARGO VISTA GROUP, LTD

(Name of Small Business Issuer in Its Charter)

Nevada	76-0434540
(State of Incorporation)	(IRS Employer Identification No.)

4570 Campus Drive	Newport Beach, CA 92660
(Address of Principal Executive Offices)

(949) 252-2180
ISSUER'S TELEPHONE NUMBER

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 277,635,403 shares of Common Stock ($.001 par value) as of August 18, 2005.

LARGO VISTA GROUP, LTD.

2PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalent	$ 90,510	$ 94,565
Accounts receivable, net	4,088	6,865
Employee advances	14,164	13,532
Inventories, at cost (Note B)	10,091	8,834
Prepaid expenses and other	99,508	12,541
Total current assets	218,361	136,337

Property and equipment, at cost	16,221	16,221
Less: accumulated depreciation	10,797	9,273
	5,424	6,948

Deposits	755	755

Total assets	$ 224,540	$ 144,040

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 455,623	$ 467,632
Customer deposits	-	4,831
Notes payable to related parties (Note E)	531,401	434,782
Due to related parties (Note F)	207,890	157,393
Total Current Liabilities	1,194,914	1,064,638

Commitment and contingencies	-	-

Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at June 30, 2005 and December 31, 2003 (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 277,635,403 and 269,963,856 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (Note C)	277,635	269,964
Additional paid-in capital	15,344,343	15,184,356
Subscription payable	-	18,458
Accumulated deficit	(16,596,052)	(16,397,076)
Accumulated other comprehensive income:
Foreign currency translation adjustment	3,700	3,700
Deficiency in stockholders' equity	(970,374)	(920,598)

Total liabilities and deficiency in stockholders' equity	$ 224,540	$ 144,040

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenue	$ 107,162	$ 101,354	$ 161,773	$ 226,046
Cost of sales	90,784	95,655	156,850	198,886
Gross profit	16,378	5,699	4,923	27,160

Operating expenses:
Selling, general and administrative	118,840	77,406	187,394	166,636
Depreciation	762	761	1,524	1,523
	119,602	78,167	188,918	168,159

Loss from operations	(103,224)	(72,468)	(183,995)	(140,999)

Other income (expenses):
Other income, net	-	4,391	-	10,953
Interest (expense), net	_____________(7,372)	________(7,871)	_______(14,981)	(15,742)
Total other income (expenses)	(7,372)	(3,480)	(14,981)	(4,789)

Loss from operations before income taxes	(110,596)	(75,948)	(198,976)	(145,788)
Provision for income taxes	-	-	-	-
Net loss	$ (110,596)	$(75,948)	$(198,976)	$ (145,788)

Loss per common share (basic and assuming diluted)	$ (0.00)	$(0.00)	$(0.00)	$ (0.00)
Weighted average shares outstanding	277,635,403	269,963,856	277,084,408	268,171,201

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (198,976)	$ (145,788)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	1,524	1,523
Changes in assets and liabilities:
Accounts receivable	2,777	53,291
Inventories	(1,257)	4,560
Employee advances	(632)	43,254
Prepaid expenses and other	(86,967)	(48,507)
Accounts payable and other liabilities	71,990	96,795
Customer deposits	(4,831)
Deferred revenue	-	15,827
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(216,372)	20,955

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related parties (Note C)	40,979	36,159
Proceeds of loans from related parties, net of repayments	171,338	17,676
NET CASH PROVIDED BY FINANCING ACTIVITIES	212,317	53,835

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,055)	74,790
Cash and cash equivalents at the beginning of the period	94,565	7,874
Cash and cash equivalents at the end of the period	$ 90,510	$ 82,664

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -
Income taxes paid	-	-
Common stock issued for services	-	-
Common stock issued for accrued service fees (Note C)	84,000	82,400
Common stock issued in exchange for common stock subscribed (Note C)	18,458	-
Common stock issued in exchange for due to related parties (Note C)	24,222	15,078

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2005.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

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
JUNE 30, 2005
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Liquid petroleum gas	$ 3,565	$ 2,860
Packaging bottles	5,939	4,428
Supplies	587	1546
	----------	----------
Total	$ 10,091	$ 8,834

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of June 30, 2005 and December 31, 2004, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2005 and December 31, 2004, the Company has 277,635,403 and 269,963,856 shares of common stock issued and outstanding, respectively.

In December 2004, one of the Company’s significant shareholders agreed to subscribe 1,230,546 shares of common stock in exchange for $15,000 of notes payable and $3,458 of accrued interest due to the shareholder. The Company accounted for the common shares to be issued as stock subscription payable at December 31, 2004. In January 2005, the 1,230,546 shares of common stock were issued.

During the six months ended June 30, 2005, the Company issued an aggregate of 4,923,963 shares of common stock to consultants for in exchange for accrued services fees in the amount of $84,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 1,517,038 shares of common stock to related parties in exchange for $24,222 of expenses previously paid by the related parties on behalf of the Company.

NOTE D - DISTRIBUTION AGREEMENT

On March 18, 2005, the Company entered into a definitive agreement with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”) to provide fuel oil from Russia to end-users in China beginning in May of 2005 for a period of thirty-seven (37) months (“Shanghai Oil Agreement”). In exchange for the distribution right, the Company agreed to issue to Shanghai Oil an aggregate of 100,000,000 shares of its common stock. The common shares shall be issued over 3 years at 33,333,333 shares per year, commencing May 2005 upon consummation of the first shipment. In April 2005, the Company prepared 15 stock certificates for an aggregate for 97,364,597 shares of common stock. These stock certificates are payable to Shanghai Oil but are currently in the custody of the Company’s Secretary and Treasurer, and accordingly not deemed outstanding. The certificates will be delivered to Shanghai Oil at 33,333,333 shares per year, commencing when the first shipment is consummated.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(UNAUDITED)

NOTE D - DISTRIBUTION AGREEMENT (continued)

Although shipments were originally contracted to begin in May 2005, there has not been any shipments under the Shanghai Oil agreement to date, and accordingly no shares have been delivered to Shanghai Oil. The Company is currently in process of re-negotiating the agreement and there is no assurance the agreement and shipment of oil will be consummated.

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2005 and December 31, 2004 consists of the following:

	June 30, 2005	December 31, 2004
Note payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured.	$ 531,401	$ 434,782
Less: current portion	(531,401)	(434,782)
Note payable-long term	$ -	$ -

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at June 30, 2005 and December 31, 2004 was $56,826 and $14,708, respectively.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at June 30, 2005 and December 31, 2004 was $2,571 and $11,326, respectively.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at June 30, 2005 and December 31, 2004 was $148,493 and $131,359, respectively.

During the six months ended June 30, 2005, the Company Chairman and significant shareholders contributed cash of $40,979 to the Company as working capital.

NOTE G - SUBSEQUENT EVENTS

In August 2005, the staff of the Los Angeles office of the Securities and Exchange Commission advised the Company that it had initiated a formal, non-public inquiry.  The Company and its officers have received document subpoenas seeking documents related to the previously announced contract between the Company and Shanghai Oil (Note D) and trading in the securities of the Company, among other things.

While the Company is confident in its practices, there is a risk that an enforcement proceeding will be recommended by the staff of the Commission as a result of this formal investigation. An enforcement proceeding could include allegations by the SEC that the Company and/or its officers violated, among others, the anti-fraud and books and records provisions of federal securities laws, and the rules thereunder. It cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching settlement. The Company has been and expects to continue to cooperate with the ongoing SEC investigation.

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

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 serves 42 condominiums and was completed in July of 2005. Pipeline Number 4 will serve 60 condominiums. Construction schedules are being developed. Pipeline Number 5 will serve 1,067 condominiums with completion in August of 2005. Pipeline Number 6 will serve 5,000 condominiums and is currently in the architectural development stage. All of these pipelines will be operated by Largo Vista under exclusive 40-year supply contracts.

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

On March 18, 2005, Largo Vista signed an Agreement and Assignment of Certain Contractual Rights and Benefits (the “Agreement”), with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”). Under the Agreement, Shanghai Oil assigns to Largo Vista all of its rights under a prior contract with Asiacorp Investment Holding Ltd. to purchase fuel oil produced in Russia and deliver it to entities in The People’s Republic of China (the “Asiacorp Contract”). The Agreement states that deliveries will begin no later than May 18, 2005 at a rate of thirty thousand (30,000) metric tons per month for three (3) months and continue for the following thirty-three (33) months at a rate of two hundred thousand (200,000) metric tons per month, for a total of six million, six hundred ninety thousand metric tons. The Asiacorp Contract provides that the price paid for the fuel oil will be eighteen dollars per metric ton less than the standard price of fuel oil in China based on Singapore Platt’s pricing quotations. The Agreement provides that Largo Vista will be guaranteed a minimum payment of two dollars ($2.00) per metric ton, and that Shanghai Oil will continue to be responsible for the logistics and financing of the delivery of the fuel oil. Although the discount provided in the Asiacorp Contract should generate greater proceeds from the sale of the fuel oil, at the two dollars ($2.00) per metric ton guaranteed in the Agreement, the full amount of fuel oil contemplated to be delivered in the Asiacorp Contract would generate payments to Largo Vista of thirteen million, three hundred eighty thousand dollars ($13,380,000) over the three (3) year period of the Asiacorp Contract. In exchange, Largo Vista will issue to Shanghai Oil one hundred million (100,000,000) shares of Largo Vista’s common stock, to be issued in three increments over the term of the Agreement, based upon Shanghai Oil’s actual deliveries of the fuel oil. Funds received by Largo Vista from the sale of the fuel oil, if any, and the issuance of our common shares, will be accounted for as a capital transaction .As of the date of this filing, Largo Vista has not received and nor delivered any oil under the Asiacorp Contract. Largo Vista has not released any of its shares of common stock to Shanghai Oil under the Asiacorp contract. As a result, Shanghai Oil is in default under the terms of the Asiacorp Contract. Largo Vista has formally notified Shanghai Oil of the default and has given Shanghai Oil until August 30 to cure its default. Although Shanghai Oil has assured Largo Vista that Shanghai Oil intends to perform on the contract, notwithstanding the current default, Largo has not independently verified that Shanghai Oil has the means to deliver on the contract and investors should understand that delivery is not certain.

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

RESULTS OF OPERATIONS

Revenue

During the quarter ended June 30, 2005 the Company realized $107,162 of revenue compared to $101,354 for the same period in the prior year, a 5.7% increase. During the six months ended June 30, 2005 revenues from operations were $161,773 as compared with $226,046 for the same period last year. The increase of 5.7% in revenue in the quarter ended June 30, 2005 compared with the same period last year is due to added customers with the pipeline operations. The decrease in the six month period ended June 30, 2005 of 28.4% compared with the six month ended June 30, 2004 is primarily attributable to the decrease in revenues from the unprofitable depot operations closed in the second quarter 2004.

Costs and Expenses

The Company incurred costs of sales of $90,784 in connection with the LPG revenues during three months ended June 30, 2005, compared to $95,655 for the three months ended June 30, 2004; a decrease of $4,871 or 5.1%. Cost of sales for the six month period ended June 30, 2005 is $156,850; a decrease of $42,036 or 21.1% as compared with the same period last year ($198,886). The decrease in cost of sales during the quarter ended June 30, 2005 is the result of improved margins achieved in our LPG sales. The six month decrease in cost of sales of $42,036 from June 30, 2005 as compared with the same last year is primarily attributable to the decrease in related revenues from the unprofitable depot operations closed in 2004.

During the quarter ended June 30, 2005 the Company incurred $118,840 of operating expenses compared to $77,406 for the same period in the prior year.; a $41,434 or 53.5% increase For the six month period ended June 30, 2005 operating expenses is $187,394 compared with $166,636 for the same period last year; an increase of $20,758 or 12.5%. The increase is due primarily to increases in professional, consulting and other related administrative services.

Liquidity and Capital Resources

As of June 30, 2005, we had a working capital deficit of $976,553. As a result of our operating losses for the six month period ended June 30, 2005, we generated a cash flow deficit of $216,372 from operating activities. . We met our cash requirements during this period through loans, net of repayments, from related parties totaling $171,338 and $40,979 from capital contributions from the Company's officers, principal shareholders and third parties.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations. We currently have no commitments for financing and there is no guarantee that we will be successful in raising the funds required. Certain shareholders and related parties have advanced funds and contributed capital to the Company in the past. There is no guarantee advances or contributions will continue into the future.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our annual report on Form 10-KSB, as amended, for the year ended December 31, 2004 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been material changes to the factors so listed, and as such should reflect positively on future results. That annual report can be accessed in the EDGAR section of the SEC website.

Off-Balance Sheet Arrangements

We have not had, and at June 30, 2005 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Subsequent Events

In August 2005, the staff of the Los Angeles office of the Securities and Exchange Commission advised Largo Vista that it had initiated a formal, non-public inquiry.  Largo Vista and its officers have received document subpoenas seeking documents related to the previously announced contract between Largo Vista and Shanghai Oil and trading in the securities of Largo Vista, among other things.

While the Company is confident in its practices, there is a risk that an enforcement proceeding will be recommended by the staff of the Commission as a result of this formal investigation. An enforcement proceeding could include allegations by the SEC that the Company and/or its officers violated, among others, the anti-fraud and books and records provisions of federal securities laws, and the rules thereunder. It cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching settlement. The Company has been and expects to continue to cooperate with the ongoing SEC investigation.

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

DATE: August 22, 2005	LARGO VISTA GROUP, LTD.

/S/ DENG SHAN
-----------------------
DENG SHAN
ACTING CHIEF EXECUTIVE OFFICER