Form 10QSB
period 2005-09-30
LARGO VISTA GROUP LTD
filed 2005-11-21
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 277,635,403 shares of Common Stock ($.001 par value) as of November 8, 2005.

LARGO VISTA GROUP, LTD.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets	3
	September 30, 2005 and December 31, 2004

	Condensed Consolidated Statements of Operations and Statements of Comprehensive Operations	4
	Three and Nine Months Ended September 30, 2005 and 2004

	Condensed Consolidated Statements of Cash Flows	5
	Nine Months Ended September 30, 2005 and 2004

	Notes to Unaudited Condensed Consolidated Financial Information	6-10
	September 30, 2005

Item 2.	Management's Discussion and Analysis	11-13

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalent	$ 82,364	$ 94,565
Accounts receivable, net	11,705	6,865
Employee advances	11,504	13,532
Inventories, at cost	12,260	8,834
Prepaid expenses and other	111,453	12,541
Total current assets	229,286	136,337

Property and equipment, at cost	16,560	16,221
Less: accumulated depreciation	11,800	9,273
	4,760	6,948

Deposits	755	755

Total assets	$ 234,801	$ 144,040

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 550,599	$ 467,632
Customer deposits	-	4,831
Notes payable to related parties	537,400	434,782
Due to related parties	233,080	157,393
Total Current Liabilities	1,321,079	1,064,638

Commitment and contingencies	-	-

Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at September 30, 2005 and December 31, 2004	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 277,635,403 and 269,963,856 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	277,635	269,964
Additional paid-in capital	15,344,343	15,184,356
Subscription payable	-	18,458
Accumulated deficit	(16,707,636)	(16,397,076)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(620)	3,700
Deficiency in stockholders' equity	(1,086,278)	(920,598)

Total liabilities and deficiency in stockholders' equity	$ 234,801	$ 144,040

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF COMPREHENSIVE OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue	$ 98,000	$ 69,180	$ 259,773	$ 295,226
Cost of sales	88,475	62,151	245,325	261,037
Gross profit (loss)	9,525	7,029	14,448	34,189

Operating expenses:
Selling general and administrative	107,934	95,009	295,328	261,645
Depreciation	772	762	2,296	2,285
	108,706	95,771	297,624	263,930

Loss from operations	(99,181)	(88,742)	(283,176)	(229,741)

Other income (expenses):
Other income, net	-	7,380	-	18,333
Interest income (expense)	(12,403)	(7,872)	(27,384)	(23,614)
Total other income (expenses)	(12,403)	(492)	(27,384)	(5,281)

Loss from operations before income taxes	(111,584)	(89,234)	(310,560)	(235,022)
Provision for income taxes	-	-	-	-
Net loss	(111,584)	(89,234)	(310,560)	(235,022)

Other comprehensive income: foreign currency translation loss	(4,320)	-	(4,320)	-

Comprehensive (loss)	$ (115,904)	$ (89,234)	$ (314,880)	$ (235,022)

Loss per common share (basic and assuming diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	277,635,403	268,773,115	277,270,091	269,963,856

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (310,560)	$ (235,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,296	2,285
Changes in assets and liabilities:
Accounts receivable	(4,599)	53,291
Inventories	(3,174)	2,397
Employee advances	2,264	49,091
Prepaid expenses and other	(96,626)	(102,881)
Accounts payable and other liabilities	166,218	150,835
Customer Deposits	(4,741)	-
Deferred revenue	-	89,372
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(248,922)	9,368

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related parties	40,979	41,159
Proceeds from related parties, net of repayments	194,097	41,521
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,076	82,680
Effect of exchange rates on cash	1,645	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,201)	92,048
Cash and cash equivalents at the beginning of the period	94,565	7,874
Cash and cash equivalents at the end of the period	$ 82,364	$ 99,922

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -
Income taxes paid	-	-
Common stock issued for accrued service fees	84,000	82,400
Common stock issued in exchange for due to related parties	24,222	15,078

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2005.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
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
SEPTEMBER 30, 2005
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

Foreign Currency Translation
----------------------------
The Company translates the foreign currency financial statements of its Chinese subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

Reclassifications
------------------
Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Liquid petroleum gas	$ 2,125	$ 2,860
Packaging bottles	9,536	4,428
Supplies	599	1,546
	----------	----------
Total	$ 12,260	$ 8,834

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of September 30, 2005 and December 31, 2004, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2005 and December 31, 2004, the Company has 277,635,403 and 269,963,856 shares of common stock issued and outstanding, respectively.

In December 2004, one of the Company’s significant shareholders agreed to subscribe 1,230,546 shares of common stock in exchange for $15,000 of notes payable and $3,458 of accrued interest due to the shareholder. The Company accounted for the common shares to be issued as stock subscription payable at December 31, 2004. In January 2005, the 1,230,546 shares of common stock were issued.

During the nine months ended September 30, 2005, the Company issued an aggregate of 4,923,963 shares of common stock to consultants for in exchange for accrued services fees in the amount of $84,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 1,517,038 shares of common stock to related parties in exchange for $24,222 of expenses previously paid by the related parties on behalf of the Company.

During the nine months ended September 30, 2005, the Company Chairman and significant shareholders contributed cash of $40,979 to the Company as working capital.

NOTE D - AGREEMENT TO SELL STOCK TO SHANGHAI OFFSHORE OIL GROUP

On March 18, 2005, The Company signed an Agreement and Assignment of Certain Contractual Rights and Benefits (the “Agreement”), with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”).  Under the Agreement, Shanghai Oil assigned to The Company all of its rights to receive payments under a prior contract with Asiacorp Investment Holding Ltd. (“Asiacorp”), under which Shanghai Oil would purchase from Asiacorp fuel oil produced in Russia and deliver it to entities in The People’s Republic of China at a rate of thirty thousand (30,000) metric tons per month for three (3) months and continue for the following thirty-three (33) months at a rate of two hundred thousand (200,000) metric tons per month, for a total of six million, six hundred ninety thousand (6,690,000) metric tons (the “Asiacorp Contract”).  The Agreement states that deliveries under the Asiacorp Contract were to begin no later than May 18, 2005.

The Agreement provides that The Company will receive all of the profit realized by Shanghai Oil from the sale of fuel oil it acquires under the Asiacorp Contract, after the deduction of costs associated with the purchase, transportation and sale of the fuel oil, with a minimum payment of two dollars ($2.00) per metric ton. In exchange for the assignment of the Asiacorp contract and subject to the receipt of payment(s) from Shanghai Oil, The Company agreed to issue to Shanghai Oil one hundred million (100,000,000) shares of The Company’s common stock, deliverable in three equal increments over the term of the Agreement, which amounts may be reduced based upon the amount, if any, of Shanghai Oil’s actual payments from its sale of the fuel oil. However, The Company has not received any payments from Shanghai Oil under the Agreement, and cannot give absolute assurances that any fuel oil will be delivered under the Asiacorp Contract.

Payments received by The Company based upon Shanghai Oil’s sale of the fuel oil, if any, will be accounted for as a capital transaction as The Company’s transaction with Shanghai Oil represents, in substance, a stock subscription under which The Company would receive approximately $0.13 per share if the total projected amount of fuel oil is sold and the minimum guaranteed profit margin is paid to The Company.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE D - AGREEMENT TO SELL STOCK TO SHANGHAI OFFSHORE OIL GROUP (Continued)

During June of 2005, Shanghai Oil notified The Company that it had not received any fuel oil under the Asiacorp Contract.  As The Company had not received any payments from Shanghai Oil, it did not release any of its shares of common stock to Shanghai Oil.  On approximately July 1, 2005, The Company sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to The Company under the Agreement.  Although Shanghai Oil has indicated to The Company that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of September 30, 2005, the Company has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

The Company will continue to pursue amicable remedies with Shanghai Oil. Although any resolution with Shanghai Oil is highly uncertain, The Company believes that continuing to pursue a business relationship with Shanghai Oil is in the best interest of the Company. Should Shanghai Oil deliver any payments to The Company, pursuant to the terms of the Agreement, the management of The Company will determine the number of shares of its common stock, if any, to deliver to Shanghai Oil.

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2005 and December 31, 2004 consists of the following:

	September 30, 2005	December 31, 2004
Note payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured.	$ 537,400	$ 434,782
Total	537,400	434,782
Less: current portion	(537,400)	(434,782)
	$ -	$ -

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at September 30, 2005 and December 31, 2004 was $61,326 and $14,708, respectively.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at September 30, 2005 and December 31, 2004 was $6,193 and $11,326, respectively.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at September 30, 2005 and December 31, 2004 was $155,561 and $131,359, respectively.

The Company’s shareholders and former employees advanced the Company funds to meet working capital needs. Interest is accrued at a rate of 7% per annum. The net amount of advances due as of September 30, 2005 and December 31, 2004 was $10,000 and $-0-, respectively.

During the nine months ended September 30, 2005, the Company Chairman and significant shareholders contributed cash of $40,979 to the Company as working capital.

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 620 customers. Additionally, in July of 2005 we completed our pipeline Number 3 which will provide service to 42 condominiums. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Number 4 will serve 60 condominiums. Construction schedules are being developed. Pipeline Number 5 will serve 1,067 condominiums with completion expected by December of 2005. Pipeline Number 6 will serve 5,000 condominiums and is currently in the architectural development stage. All of these pipelines will be operated by Largo Vista under exclusive 40-year supply contracts.

The contracts that Largo Vista has with the Zunyi Municipal Government grant to the Company the exclusive right to supply liquid petroleum gas (LPG) to certain building projects and to construct or have constructed pipeline systems to deliver the LPG. These building projects are similar to large apartment or condominium complexes in the United States. The Company contracts with independent third parties for all of the design and construction of the pipelines. Generally, a central supply station will be built close to the building project to be served. LPG will be stored in this facility and gasified before entering the pipeline system. The Company operates these central supply stations and manages the relationships with the individual customers in the building projects.

The Zunyi Municipal Government (“Zunyi”) agreed in its contracts with the Company to reimburse the Company for the costs of constructing the LPG pipelines, fifty percent (50%) after the signing of each contract and the remaining fifty percent (50%) upon completion of each pipeline project. Zunyi did pay the Company the first fifty percent (50%); but failed to pay the Company the remaining fifty percent (50%) upon completion of the first two (2) pipeline projects. Zunyi took the position that the Company should collect the balance from the customers as they subscribe for LPG delivery. The Company has been collecting that amount as a connection or subscription fee and accounting for that revenue as it is received.

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

Agreement To Sell Stock To Shanghai Offshore Oil Group

On March 18, 2005, Largo Vista signed an Agreement and Assignment of Certain Contractual Rights and Benefits (the “Agreement”), with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”).  Under the Agreement, Shanghai Oil assigned to Largo Vista all of its rights to receive payments under a prior contract with Asiacorp Investment Holding Ltd. (“Asiacorp”), under which Shanghai Oil would purchase from Asiacorp fuel oil produced in Russia and deliver it to entities in The People’s Republic of China at a rate of thirty thousand (30,000) metric tons per month for three (3) months and continue for the following thirty-three (33) months at a rate of two hundred thousand (200,000) metric tons per month, for a total of six million, six hundred ninety thousand (6,690,000) metric tons (the “Asiacorp Contract”).  The Agreement states that deliveries under the Asiacorp Contract were to begin no later than May 18, 2005.

The Agreement provides that Largo Vista will receive all of the profit realized by Shanghai Oil from the sale of fuel oil it acquires under the Asiacorp Contract, after the deduction of costs associated with the purchase, transportation and sale of the fuel oil, with a minimum payment of two dollars ($2.00) per metric ton. In exchange for the assignment of the Asiacorp contract and subject to the receipt of payment(s) from Shanghai Oil, Largo Vista agreed to issue to Shanghai Oil one hundred million (100,000,000) shares of Largo Vista’s common stock, deliverable in three equal increments over the term of the Agreement, which amounts may be reduced based upon the amount, if any, of Shanghai Oil’s actual payments from its sale of the fuel oil. However, Largo Vista has not received any payments from Shanghai Oil under the Agreement, and cannot give absolute assurances that any fuel oil will be delivered under the Asiacorp Contract.

Payments received by Largo Vista based upon Shanghai Oil’s sale of the fuel oil, if any, will be accounted for as a capital transaction as Largo Vista’s transaction with Shanghai Oil represents, in substance, a stock subscription under which Largo Vista would receive approximately $0.13 per share if the total projected amount of fuel oil is sold and the minimum guaranteed profit margin is paid to Largo Vista.

During June of 2005, Shanghai Oil notified Largo Vista that it had not received any fuel oil under the Asiacorp Contract.  As Largo Vista had not received any payments from Shanghai Oil, it did not release any of its shares of common stock to Shanghai Oil.  On approximately July 1, 2005, Largo Vista sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to Largo Vista under the Agreement.  Although Shanghai Oil has indicated to Largo Vista that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of the date of filing of this Amendment, Largo Vista has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

Largo Vista will continue to pursue amicable remedies with Shanghai Oil. Although any resolution with Shanghai Oil is highly uncertain, Largo Vista believes that continuing to pursue a business relationship with Shanghai Oil is in the best interest of the Largo Vista. Should Shanghai Oil deliver any payments to Largo Vista, pursuant to the terms of the Agreement, the management of Largo Vista will determine the number of shares of Largo Vista common stock, if any, to deliver to Shanghai Oil.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended September 30, 2005 the Company realized $98,000 of revenue compared to $69,180 for the same period in the prior year, a 42% increase. During the nine months ended September 30, 2005 revenues from operations were $259,773 as compared with $295,226 for the same period last year. The increase of 42% in revenue in the quarter ended September 30, 2005 compared with the same period last year is due to added customers with the pipeline operations. The decrease in the nine month period ended September 30, 2005 of 12% compared with the nine month ended September 30, 2004 is primarily attributable to the decrease in revenues from the unprofitable depot operations closed in the second quarter 2004.

COSTS AND EXPENSES

The Company incurred costs of sales of $88,475 in connection with the LPG revenues during three months ended September 30, 2005, compared to $62,151 for the three months ended September 30, 2004; an increase of $26,324 or 42.4%. Cost of sales for the nine month period ended September 30, 2005 is $245,325; a decrease of $15,712 or 6% as compared with the same period last year ($261,037). The increase in cost of sales during the quarter ended September 30, 2005 is the result of improved sales coupled with a 1% margin drop with our LPG sales. The nine month decrease in cost of sales of $15,712 from September 30, 2005 as compared with the same last year is primarily attributable to the decrease in related revenues from the unprofitable depot operations closed in 2004.

During the quarter ended September 30, 2005 the Company incurred $108,706 of total operating expenses compared to $95,771 for the same period in the prior year.; a $12,935 or 13.5% increase. For the nine month period ended September 30, 2005 total operating expenses were $297,624 compared with $263,930 for the same period last year; an increase of $33,694 or 12.8%. The increase is due primarily to increases in professional, consulting and other related administrative services.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had a working capital deficit of $1,091,793. As a result of our operating losses for the nine month period ended September 30, 2005, we generated a cash flow deficit of $248,922 from operating activities. . We met our cash requirements during this period through loans, net of repayments, from related parties totaling $194,097 and $40,979 from capital contributions from the Company's officers, principal shareholders and third parties.

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

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

DATE: November 21, 2005	LARGO VISTA GROUP, LTD.

/S/ DENG SHAN
-----------------------
DENG SHAN
CHIEF EXECUTIVE OFFICER