Form 10KSB/A
period 2004-12-31
LARGO VISTA GROUP LTD
filed 2005-11-22
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A amends our previously filed Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. This amendment is being filed for four reasons. First, to clarify disclosures relating to the Company’s LPG business in China. Second, to clarify disclosures relating to the Company’s contract with Shanghai Oil. Both of these disclosures are found in the section describing the business of the Company, beginning on page 2. Third, to add a table showing the breakdown of the Company’s revenues in the Management’s Discussion and Analysis section on page 15. Fourth, to add a disclosure in the Subsequent Events section on page 42.

i

LARGO VISTA GROUP, LTD.
FORM 10-KSB

ii

PART I

Item 1. DESCRIPTION OF BUSINESS

Business Development

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

The contracts that Largo Vista Group, Ltd. (the “Company”) has with the Zunyi Municipal Government grant to the Company the exclusive right to supply liquid petroleum gas (LPG) to certain building projects and to construct or have constructed pipeline systems to deliver the LPG. These building projects are similar to large apartment or condominium complexes in the United States. The Company contracts with independent third parties for all of the design and construction of the pipelines. Generally, a central supply station will be built close to the building project to be served. LPG will be stored in this facility and gasified before entering the pipeline system. The Company operates these central supply stations and manages the relationships with the individual customers in the building projects.

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

Arrangement to Sell Stock to Shanghai Offshore Oil Group

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

The Agreement provides that Largo Vista will receive all of the profit realized by Shanghai Oil from the sale of fuel oil it acquires under the Asiacorp Contract, after the deduction of costs associated with the purchase, transportation and sale of the fuel oil, with a minimum payment of two dollars ($2.00) per metric ton. In exchange for the receipt of payment from Shanghai Oil, Largo Vista agreed to issue to Shanghai Oil one hundred million (100,000,000) shares of Largo Vista’s common stock, deliverable in three equal increments over the term of the Agreement, which amounts may be reduced based upon the amount, if any, of Shanghai Oil’s actual payments from its sale of the fuel oil.  However, Largo Vista has not received any payments from Shanghai Oil under the Agreement, and cannot give absolute assurances that any fuel oil will be delivered under the Asiacorp Contract.

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

Organizational Chart

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

Recent sales of unregistered securities:

The company issued unregistered shares of its common stock from January 1, 2003 to December 31, 2004 as follows:

Fiscal 2003, a total of 17,634,669 shares of common stock valued at $314,767 and in fiscal 2004, a total of 5,348,576 shares of common stock valued at $97,478 as follows:

Issued to officers as compensation:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2003:
1st Quarter	902,771*	Deng Shan	25,000*
2nd Quarter	None Issued
3rd Quarter	916,666	Albert Figueroa	17,500
4th Quarter	None Issued

2004:
1st Quarter	664,187	Albert Figueroa	12,500
2nd Quarter	None Issued
3rd Quarter	None Issued
4th Quarter	None Issued
*Accrual from 4th quarter of 2002

Issued to consultants for services:

	Number of Common	Name of Persons	Dollar Amount
Quarter	Shares Issued	To Whom Issued	of Consideration

2003:
1st Quarter	662,823	Harold Mclenden	22,500
	662,823	Li Chuming	22,500
	812,500	Danny Nguyen	22,500
	1,400,000	Steve Chaussy	21,000
2nd Quarter	None Issued
3rd Quarter	1,650,000	Harold Mclenden	31,500
	1,045,000	Li Chuming	19,500
	2,566,666	Danny Nguyen	49,000
	584,746	Steve Chaussy	10,500
	916,666	Daniel Mendez	17,500
4th Quarter	None Issued
2004:
1st Quarter	945,536	Harold Mclenden	18,000
	598,839	Li Chuming	11,400
	1,470,833	Danny Nguyen	28,000
	664,187	Daniel Mendez	12,500
2nd Quarter	None Issued
3rd Quarter	None Issued
4th Quarter	None Issued

Issued to service providers for past services:

	Number of Common	Name of Persons	Dollar Amount
Quarter	Shares Issued	To Whom Issued	of Consideration

2003:
1st Quarter	None Issued
2nd Quarter	4,500,000	Danilo Cacciamatta	45,000
	1,000,000	Marcia Hein	10,000
	171,875(S8 Option)	James DeOlden	2,750
	280,875(S8 Option)	Edward Deese	4,494
3rd Quarter	None issued
4th Quarter	None issued
2004:
1st Quarter	None Issued
2nd Quarter	None Issued
3rd Quarter	None issued
4th Quarter	None issued

Issued as loans to officers:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2003:	None issued
2004:	None issued

Issued to officers and shareholders for reimbursement of cash advances:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2003:
1st Quarter	None issued
2nd Quarter	None issued
3rd Quarter	14,002	Steve Chaussy	316
4th Quarter	None issued
2004:
1st Quarter	1,004,994	Danny Nguyen	15,078
2nd Quarter	None issued
3rd Quarter	None Issued
4th Quarter	None issued

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

Arrangement to Sell Stock to Shanghai Offshore Oil Group

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

The Agreement provides that Largo Vista will receive all of the profit realized by Shanghai Oil from the sale of fuel oil it acquires under the Asiacorp Contract, after the deduction of costs associated with the purchase, transportation and sale of the fuel oil, with a minimum payment of two dollars ($2.00) per metric ton. In exchange for the receipt of payment from Shanghai Oil, Largo Vista agreed to issue to Shanghai Oil one hundred million (100,000,000) shares of Largo Vista’s common stock, deliverable in three equal increments over the term of the Agreement, which amounts may be reduced based upon the amount, if any, of Shanghai Oil’s actual payments from its sale of the fuel oil.  However, Largo Vista has not received any payments from Shanghai Oil under the Agreement, and cannot give absolute assurances that any fuel oil will be delivered under the Asiacorp Contract.

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

Basis of Presentation

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

Because the Company has the exclusive right to deliver LPG to certain building projects; and as the building projects are occupied, the occupants must obtain their LPG for cooking and heating from the Company. The cost of electricity is prohibitive and regulations do not allow open fires or LPG canisters in buildings over one hundred meters tall. Meters are installed in each unit of each building project for billing purposes.

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

The following table shows the revenues reported by the Company for fiscal years 2003 and 2004 broken down by LPG Sales, Pipeline Projects and Pipeline Operations, in U. S. Dollars:

Fiscal Year	LPG Sales	Pipeline Projects	Pipeline Operations	TOTAL

2003	$ 500,337	$ 44,233	$ 3,733	$ 548,304

2004	$ 331,707	$ 96,769	$ 10,960	$ 439,436

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

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

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

See accompanying notes to consolidated financial statements

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Shares	Stock Amount	Additional Paid-In Capital	Stock Subscription Payable	Foreign Currency Translation Adjustment	Accumulated Deficit	Total
Balance at December 31, 2002	246,527,860	$ 246,527	$14,633,709	$ -	$ 3,700	$ (15,623,773)	$ (739,837)
Shares issued to consultants in exchange for services	18,051,730	18,052	303,296	-	-	-	321,348
Shares issued in exchange for debt	17,636	18	305	-	-	-	323
Shares issued in exchange for expenses paid by shareholders	18,054	18	322	-	-	-	340
Capital contributed by related parties	-	-	111,720	-	-	-	111,720
Net loss	-	-	-	-	-	(496,752)	(496,752)
Balance at December 31, 2003	264,615,280	$ 264,615	$15,049,352	$ -	$ 3,700	$ (16,120,525)	$ (802,858)
Shares issued to consultants in exchange for accrued services fess	4,343,582	4,344	78,056	-	-	-	82,400
Shares issued in exchange for expenses paid by shareholders	1,004,994	1,005	14,073	-	-	-	15,078
Common stock subscribed in exchange for notes payable and accrued interest	-	-	-	18,458	-	-	18,458
Capital contributed by related parties	-	-	42,875	-	-	-	42,875
Net loss	-	-	-	-	-	(276,551)	(276,551)
Balance at December 31, 2004	269,963,856	$ 269,964	$15,184,356	$ 18,458	$ 3,700	$ (16,397,076)	$ (920,598)

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

Components of deferred tax assets as of December 31, 2004 are as follows:

Non Current:
Net operating loss carryforward	$ 5,636,000
Valuation allowance	(5,636,000)
Net deferred tax asset	$ -

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

The Agreement provides that Largo Vista will receive all of the profit realized by Shanghai Oil from the sale of fuel oil it acquires under the Asiacorp Contract, after the deduction of costs associated with the purchase, transportation and sale of the fuel oil, with a minimum payment of two dollars ($2.00) per metric ton. In exchange for the assignment of the Asiacorp contract and subject to the receipt of payment from Shanghai Oil, Largo Vista agreed to issue to Shanghai Oil one hundred million (100,000,000) shares of Largo Vista’s common stock, deliverable in three equal increments over the term of the Agreement, which amounts may be reduced based upon the amount, if any, of Shanghai Oil’s actual payments from its sale of the fuel oil.  Accordingly, the value of the Largo Vista shares that may be issued under the terms of the Agreement approximate $.13 per share of common stock

Payments received by The Company based upon Shanghai Oil’s sale of the fuel oil, if any, will be accounted for as a capital transaction as The Company’s transaction with Shanghai Oil represents, in substance, a stock subscription under which The Company would receive approximately $0.13 per share if the total projected amount of fuel oil is sold and the minimum guaranteed profit margin is paid to The Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 8A. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 13. EXHIBITS

3.1*	Articles of Incorporation of Largo Vista Group, Limited (filed Form 10SB, 11/2/99)
3.2*	Bylaws of Largo Vista Group, Limited (filed Form 10SB, 11/2/99)
3.3*	Articles of Incorporation of Largo Vista Inc. (filed Form 10SB, 11/2/99)
3.4*	Bylaws of Largo Vista Inc. (filed Form 10SB, 11/2/99)
3.5*	Articles of Incorporation of Everlasting International Limited (filed Form 10SB, 11/2/99)
3.6*	Bylaws of Everlasting International Limited (filed Form 10SB, 11/2/99)
3.7*	Articles of Incorporation of Kunming Xinmao Petrochemical Industry Co., Ltd. (filed Form 10SB, 11/2/99)

10	Material Contracts

10.1*	Contract. Largo Vista Group, Ltd. and Sentio Corporation, December 28, 1998, (filed Form 10SB, 11/2/99)
10.2*	Contract. Hong Kong De Xiang Tuo Yi Industrial Company, August 28, 1992 (filed Form 10SB, 11/2/99)
10.3*	Plan and Agreement of Reorganization between Largo Vista Group, Ltd., Proton Technology Corporation, Ltd. and Everlasting International, December 21, 1996 (filed Form 10SB, 11/2/99)
10.4*	Joint Venture Agreement of Kunming Xinmao Petrochemical Industry Co., Ltd., August 8, 1992 (filed Form 10SB, 11/2/99)
10.5*	Approval Certificate of Enterprise with Foreign Investment in the People's Republic of China (filed Form 10SB, 11/2/99)
10.6*	Business License of Enterprise in the Peoples Republic of China (filed Form 10SB, 11/2/99)
10.7*	Business Permit to Engage in LPG Business in Yunnan Province (filed Form 10SB, 11/2/99)
10.8*
Notice of Subsidiaries of the Agriculture Bank of China, Yunnan Provincial Branch, Acting as Agents for Collection and Receipt of Payment for Kunming Xinmao Petrochemical Industry Co., Ltd. (filed Form 10SB, 11/2/99)

10.9*	Agreement of Supply of Liquefied Petroleum Gas, March 18, 1996 (filed Form 10SB, 11/2/99)
10.10*	Method of Insurance for LPG Credit, August 26, 1997 (filed Form 10SB, 11/2/99)
10.11*	Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Wuhan Minyi Fuel Gas Petrochemical Company Limited, March 14, 1999 (filed Form 10SB, 11/2/99)
10.12*	Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Guilin Municipal Garden Fuel Gas Pipelines Limited, March 29, 1999 (filed Form 10SB, 11/2/99)
10.13*	Approval Certificate of Enterprisees with Foreign Investment in the Peoples Republic of China, August 21, 1992 (filed Form 10SB, 11/2/99)
10.14*
Contract. Enterprise Ownership Transfer Agreement "Ten Year Leasing Contract", Seller Chen Mao Tak, Purchaser Everlasting International, Ltd., third party Kunming Fuel General Company, November 8, 1995 (filed Form 10SB-A1, 1/14/2000 as EX-10.D)

10.15*	Joint Venture Agreement. , Largo Vista with the United Arab Petroleum Corporation ("UAPC"), known as Largo Vista/UAPC Partners (filed Form 10SB-A1, 1/14/2000 as EX-10.F)

10.16*
Memorandum of Association Limited Liability Company. Largo Vista Group, Ltd., LLC, Dubai, UAE, October 12, 1999, Largo Vista Group, Ltd., UAPC, and Sheik Al Shabani, named Largo Vista Group Limited, Limited Liability Company of the UAE (filed Form 10SB-A1, 1/14/2000 as EX-10.G)

10.17*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller, November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.18*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller, December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.19*	Employment Agreement Daniel J. Mendez 1999 (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)
10.20*	Consultant Agreement Deng Shan 1999 (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
10.21*	Contract. "Enterprise Ownership Transfer Agreement", November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
10.22*	Contract. "Agreement on Payment", November 8, 1995 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
10.23*	Contract. "Agreement on Supply of Liquified Petroleum Gas", March 18, 1996 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
10.24*	Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi 3/21/2000)
10.25*	Agreement on Zunyi Pipeline Project No.1 Largo Vista Group, Ltd - Proton Enterprise (Wuhan) LTD., China (Agent Agreement)
10.26*	Zunyi Pipeline #1 Contract Proton Enterprise (Wuhan) LTD. & Construction Headquarters of Zunyi Municipal Government, Dated February 2, 2002
10.27*	Gas Supply Contract Between Proton Enterprise (Wuhan) LTD. and Zunyi Government Administration Construction Team, Dated October 15, 2002 40 Years Exclusive Right
10.28*	Zunyi Jiahong Gas Co., Ltd. & Largo Vista Group, Ltd. Lease Agreement No.JHLGOV0802 Dated August 27, 2002
10.29*	Policy Statement on Business Ethics and Conflicts of Interest
10.30*	Agreement and Assignment of Certain Contractual Rights and Benefits between Largo Vista Group, Ltd. and Shanghai Offshore Oil Group (HK) Co., Ltd.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification of Deng Shan Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Albert Figueroa Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Previously filed with the Securities and Exchange Commission **Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2004 and 2003:

	DECEMBER 31, 2004	DECEMBER 31, 2003

1. Audit Fees	$ 56,400	$ 36,289

2. Audit Related Fees	--	--

3. Tax Fees	--	--

4. All Other Fees	--	--

Total Fees	$ 56,400	$ 36,289

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

Item 15. SUBSEQUENT EVENTS

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

LARGO VISTA GROUP, LTD.

Signature	Title	Date

/s/Albert N. Figueroa	Secretary/Treasurer	November 21, 2005
Albert N. Figueroa

/s/Deng Shan	Interim CEO	November 21, 2005
Deng Shan