Form 10QSB/A
period 2005-03-31
LARGO VISTA GROUP LTD
filed 2005-11-22
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB/A

AMENDMENT NUMBER 1 TO
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
277,635,403 shares of Common Stock ($.001 par value) as of April 27, 2005.

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A amends our previously filed Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005. This amendment is being filed for three reasons. First, to clarify disclosures relating to the Company’s business in LPG China. Second, to clarify disclosures relating to the Company’s contract with Shanghai Oil. Both of these disclosures are found in the section describing the Company, beginning on page 11. Third, to add a disclosure in the Subsequent Events section on page 15.

LARGO VISTA GROUP, LTD.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets	4
	March 31, 2005 and December 31, 2004

	Condensed Consolidated Statements of Losses	5
	Three Months Ended March 31, 2005 and 2004

	Condensed Consolidated Statements of Cash Flows	6
	Three Months Ended March 31, 2005 and 2004

	Notes to Unaudited Condensed Consolidated Financial Information	7
	March 31, 2005

Item 2.	Management's Discussion and Analysis	11

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

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

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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