Form 10QSB/A
period 2005-06-30
LARGO VISTA GROUP LTD
filed 2005-11-22
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

LARGO VISTA GROUP, LTD.

EXPLANATORY NOTE

This Amendment Number 1 to our Quarterly Report on Form 10-QSB/A amends our previously filed Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2005. This amendment is being filed for two reasons. First, to clarify disclosures relating to the Company’s business in LPG China. Second, to clarify disclosures relating to the Company’s contract with Shanghai Oil. Both of these disclosures are found in the section describing the Company, beginning on page 12 and in the notes to the financial statements.

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

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenue	$ 107,162	$ 101,354	$ 161,773	$ 226,046
Cost of sales	90,784	95,655	156,850	198,886
Gross profit	16,378	5,699	4,923	27,160

Operating expenses:
Selling, general and administrative	118,840	77,406	187,394	166,636
Depreciation	762	761	1,524	1,523
	119,602	78,167	188,918	168,159

Loss from operations	(103,224)	(72,468)	(183,995)	(140,999)

Other income (expenses):
Other income, net	-	4,391	-	10,953
Interest (expense), net	(7,372)	(7,871)	(14,981)	(15,742)
Total other income (expenses)	(7,372)	(3,480)	(14,981)	(4,789)

Loss from operations before income taxes	(110,596)	(75,948)	(198,976)	(145,788)
Provision for income taxes	-	-	-	-
Net loss	$ (110,596)	$ (75,948)	$ (198,976)	$ (145,788)

Loss per common share (basic and assuming diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	277,635,403	269,963,856	277,084,408	268,171,201

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

NOTE F - RELATED PARTY TRANSACTIONS (continued)

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

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2005, the Company issued an aggregate of 4,923,963 shares of common stock to consultants for in exchange for accrued services fees in the amount of $84,000. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

In January 2005, the Company issued an aggregate of 1,517,038 shares of common stock to related parties in exchange for $24,222 of expenses previously paid by the related parties on behalf of the Company. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.In January 2005, the Company issued 1,230,546 shares of common stock to a shareholder in exchange for $15,000 of notes payable and $3,458 of accrued interest due to the shareholder. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act.

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