Form 10KSB
period 2005-12-31
LARGO VISTA GROUP LTD
filed 2006-05-16
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The revenues for the year ended December 31, 2005 were $367,108.

The market value of the voting and non-voting common stock held by non-affiliates of the registrant as of May 15, 2006 was  $9,717,239.

The number of shares of Common Stock outstanding as of May 15, 2006 was 277,635,403.

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

Unless the context otherwise requires, all references to the Company include its wholly-owned subsidiaries, Largo Vista, Inc., an inactive California corporation, Largo Vista Construction, Inc., an inactive Nevada corporation, and Largo Vista International, Corp., an inactive Panama corporation. Largo Vista also has operations through Doing Business As (“DBA”) agreement first with Zunyi Shilin Xinmao Petrochemical Industries Co. Ltd, (“Zunyi”) and later with Jiahong Gas Co., Ltd. (“Jiahong”), both registered under the Chinese laws in the Peoples Republic of China, Guizhou Province.

Business of the Issuer

Through DBA agreement with Jiahong, Largo Vista is engaged in the business of purchasing and reselling liquid petroleum gas ("LPG") in the retail and wholesale markets to both residential and commercial consumers. Largo Vista operated a storage depot and has an office headquarters in the City of Zunyi. Largo Vista has found the storage depot operations to be unprofitable, and therefore has terminated those operations in order to concentrate its resources on supplying LPG in bottles and through pipelines.

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 660customers. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005.. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed in December, 2005. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. All of these pipelines will be operated by Largo Vista under long term supply contracts.

The contracts that Largo Vista Group, Ltd. (the “Company”) has with the Zunyi Municipal Government granted to the Company the exclusive right to supply liquid petroleum gas (LPG) to project buildings through pipeline systems. These project buildings are similar to large apartment or condominium complexes in the United States. The Company contracts with independent third parties for all of the design and construction of the pipelines. Generally, a central supply station will be built close to the buildings to be served. LPG will be stored in this facility and gasified before entering the pipeline system. The Company operates these central supply stations and manages the relationships with the individual customers in the buildings.

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

Largo Vista still seeks for the opportunities to supply petroleum products into Vietnam.

In addition, Largo Vista had two representative offices in the Far East area, one in Wuhan, China and another in Ho Chi Minh City, Vietnam, to supervise LPG and gas oil trading operations in China and Vietnam respectively. Largo Vista closed its rep office in Vietnam at the end of December 2005.

Arrangement to Sell Stock to Shanghai Offshore Oil Group

On March 18, 2005, Largo Vista signed an Agreement and Assignment of Certain Contractual Rights and Benefits (the “Agreement”), with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”).  Under the Agreement, Shanghai Oil assigned to Largo Vista all of its rights to receive payments under a prior contract with Asiacorp Investment Holding Ltd. (“Asiacorp”), under which Shanghai Oil would purchase from Asiacorp fuel oil produced in Russia and deliver it to entities in The People’s Republic of China at a rate of thirty thousand (30,000) metric tons per month for three (3) months and continue for the following thirty-three (33) months at a rate of two hundred thousand (200,000) metric tons per month, for a total of six million, six hundred ninety thousand metric tons (the “Asiacorp Contract”).  The Agreement states that deliveries under the Asiacorp Contract were to begin no later than May 18, 2005.

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

Resolution with Shanghai Oil remains highly uncertain, and Largo Vista -does not foresee any economic benefit materializing from the Agreement. While Largo Vista has reserved its rights to pursue all available remedies it may have against Shanghai Oil, actually pursuing these remedies may be prohibitively expensive. On December 22, 2005, Largo Vista’s board of directors unanimously adopted a resolution to cancel the 97,364,597 shares that were issued Shanghai Oil under the Agreement and to return those shares to Largo Vista’s reserve of authorized but unissued shares of capital stock.

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

Largo Vista has a number of pipeline projects in various planning or construction phases and it is management's belief that this area is one of the most profitable in the long term. In November, 2002 Largo Vista’s Pipeline Project Number 1 was completed and a long term service contract to maintain and supply LPG to its customers along the pipeline was signed. In December of 2004, Largo Vista’s Pipeline Project Number 2 was substantially completed. Largo Vista has also signed contracts for Pipeline Projects Number 3 through Number 6 (terms and details of some of the contracts are not finalized), all in the same area, as discussed above under “Business of the Issuer.” - Two of these new pipelines were completed during 2005.

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

Employees

Largo Vista has no employees in the United States and relies on outside consultants for legal, accounting and organizational services as needed. Operations in Zunyi, Wuhan and Ho Chi Minh City have a total of 15 employees, including management, all of whom are full-time employees.

Item 1A. CAUTIONARY STATEMENTS REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

Largo Vista makes written and oral statements from time to time regarding its business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by Largo Vista to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of Largo Vista. For such statements, Largo Vista claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Largo Vista has a history of losses, expects to incur additional losses and may never achieve profitability. During Largo Vista’s fiscal year ended December 31, 2005, the Company generated only $367,108 of revenue and realized a net loss $345,208. Largo Vista has yet to generate profits from operations and consequently is unable to predict with any certainty whether its operations will become a commercially viable business. In order for Largo Vista to become profitable, it will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

Largo Vista may require additional capital in order to meet its projected operating costs and, if necessary, to finance future losses from operations as it endeavors to build revenue, but largo vista does not have any commitments to obtain such capital and cannot assure you that it will be able to obtain adequate capital as and when required. Should Largo Vista be required to sell additional equity securities or additional debt securities convertible into equity, there will be additional dilution to Largo Vista’s shareholders.

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

Largo Vista closed the Ho Chi Minh City, Vietnam office at the end of December, 2005.

Zunyi

Largo Vista, through a contract agreement with Jiahong Gas Co., Ltd., operated its primary service in the City of Zunyi, Guizhou Province. The Company also leases office facilities and four distribution stores in Zunyi City.

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

The following table sets forth the range of high and low bid information for the Company's common stock for each quarterly period in 2005 and 2004. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Bid
	High		Low
4th Quarter 2005	$ 0.05		$ 0.03
3rd Quarter 2005	$ 0.11		$ 0.04
2nd Quarter 2005	$ 0.20		$ 0.10
1st Quarter 2005	$ 0.33		$ 0.05

4th Quarter 2004	$0.08		$ 0.01
3rd Quarter 2004	$ 0.02		$ 0.01
2nd Quarter 2004	$ 0.03		$ 0.01
1st Quarter 2004	$ 0.05		$ 0.01

As of May 15, 2006, the Company had approximately 663 shareholders of record.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

Recent sales of unregistered securities:

The company issued unregistered shares of its common stock from January 1, 2004 to December 31, 2005 as follows:

Fiscal 2004, a total of 5,348,576 shares of common stock valued at $97,478 and in fiscal 2005, a total of 7,671,547 shares of common stock valued at $126,680 as follows:

Issued to officers as compensation:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2004:
1st Quarter	664,187	Albert Figueroa	12,500
2nd Quarter	None Issued
3rd Quarter	None Issued
4th Quarter	None Issued

2005:
1st Quarter	3,165,404	Albert Figueroa	54,000*
2nd Quarter	None Issued
3rd Quarter	None Issued
4th Quarter	None Issued
*Accrual from 4th quarter of 2004

Issued to consultants for services:

	Number of Common	Name of Persons	Dollar Amount
Quarter	Shares Issued	To Whom Issued	of Consideration

2004:
1st Quarter	945,536	Harold Mclenden	18,000
	598,839	Li Chuming	11,400
	1,470,833	Danny Nguyen	28,000
	664,187	Daniel Mendez	12,500
2nd Quarter	None Issued
3rd Quarter	None Issued
None Issued
None Issued
None Issued
None Issued
4th Quarter	None Issued
2005:
1st Quarter	1,758,559	Daniel Mendez	30,000
	-	-	-
	-	-	-
	-	-	-
2nd Quarter	None Issued
3rd Quarter	None Issued
4th Quarter	None Issued

Issued to service providers for past services:

	Number of Common	Name of Persons	Dollar Amount
Quarter	Shares Issued	To Whom Issued	of Consideration

2004:
1st Quarter	None Issued
2nd Quarter	None Issued

3rd Quarter	None issued
4th Quarter	None issued
2005:
1st Quarter	None Issued
2nd Quarter	None Issued
3rd Quarter	None issued
4th Quarter	None issued

Issued as loans to officers:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2004:	None issued
2005:	None issued

Issued to officers and shareholders for reimbursement of cash advances:

	Number of		Dollar
	Common Shares	Name of Persons	Amount of
Quarter	Issued	To Whom Issued	Consideration

2004:
1st Quarter	1,004,994	Danny Nguyen	15,078
2nd Quarter	None issued
3rd Quarter	None Issued
4th Quarter	None issued
2005:
1st Quarter	830,555	Danny Nguyen	12,896
	1,230,546	Daniel Mendez	18,458
	686,483	Albert Figueroa	11,326
2nd Quarter	None issued
3rd Quarter	None Issued
4th Quarter	None issued

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

Overview

Largo Vista is in the business of supplying liquid petroleum gas (LPG) through pipelines and in bottles to consumers in the People’s Republic of China. Largo Vista constructs and operates LPG pipelines in the City on Zunyi, China. Almost all of Largo Vista’s current pipeline projects are under exclusive 40-year supply contracts.

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

During June of 2005, Shanghai Oil notified Largo Vista that it had not received any fuel oil under the Asiacorp Contract.  As Largo Vista had not received any payments from Shanghai Oil, it did not release any of its shares of common stock to Shanghai Oil.  On approximately July 1, 2005, Largo Vista sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to Largo Vista under the Agreement.  Although Shanghai Oil has indicated to Largo Vista that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of the date of this annual report,Largo Vista has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

-Resolution with Shanghai Oil remains highly uncertain, and Largo Vista -does not foresee any economic benefit materializing from the Agreement. While Largo Vista has reserved its rights to pursue all available remedies it may have against Shanghai Oil, actually pursuing these remedies may be prohibitively expensive. On December 22, 2005, Largo Vista’s board of directors unanimously adopted a resolution to cancel the 97,364,597 shares that were issued Shanghai Oil under the Agreement and to return those shares to Largo Vista’s reserve of authorized but unissued shares of capital stock.

Basis of Presentation

The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. Largo Vista has incurred a net loss of $345,208 for the year ended December 31, 2005 and as of December 31, 2005, had a working capital deficiency of $1,102,097.

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

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2005 and 2004.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company has previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R.

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

The Company's 2005 revenues of $367,108 are attributable to liquid petroleum gas sales at its Zunyi facility located in South China. This is a 16.46% decrease from the revenues of $439,436 in 2004. We gave up the operation of leased deport from April, 2004. That means we had one quarter’s wholesale business of depot in 2004. And the revenues of project #2 $95,410 (RMB 790,000) were included in the 2004 revenues. All the revenues of 2005 are attributable to the LPG sales from the shops and pipelines and the pipeline projects. There was no business of big wholesales of LPG in the year 2005.

The following table shows the revenues reported by the Company for fiscal years 2004 and 2005 broken down by LPG Sales, Pipeline Projects and Pipeline Operations, in U. S. Dollars:

Fiscal Year	LPG Sales	Pipeline Projects	Pipeline Operations	TOTAL

2004	$ 331,707	$ 96,769	$ 10,960	$ 439,436

2005	$ 308,505	$ 28,567	$ 30,036	$ 367,108

The Company incurred costs of sales of $341,235, or 93.0% of sales in connection with the LPG revenues during 2005, compared to $434,864, or 99.0% in 2004. This decrease can be attributed to fluctuation in the cost of LPG supplies. This resulted in an increase in gross profit to 7.0% in 2005 from 1.0% in 2004.

Selling and administrative expenses increased from $262,860 during 2004 to $334,382 during 2005, an increase of 27.2%. This increase was due primarily to higher attorney, consulting and other professional fees.

Interest expense was $37,623 for 2005 compared to $31,396 in 2004.

The net loss from operations increased to $345,208, or 94.0% in 2005 from $276,551, or 62.9%, in 2004.

Currency Consideration

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

Liquidity and Capital Resources

As of December 31, 2005, the Company had a working capital deficit of $1,102,097. We generated a negative cash flow of $298,282 from operating activities during 2005. This was a result of our net loss of $345,208, adjusted principally for $3,076 of depreciation, $29,069 of increase in assets, and $72,919 increase in accrued and other liabilities. We met our cash requirements during the year through advances, loans and contributions of $252,706 from the Company's Chairman and principal shareholder and officers, as well as $25,000 of proceeds from common stock subscribed.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2005 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Recent accounting pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition. Management does not expect the adoption of these pronouncements to have a material impact on the Company's financial position or results of operations.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

DECEMBER 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Largo Vista Group, Ltd.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Largo Vista Group, Ltd. and its wholly-owned subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
McLean, Virginia
April 20, 2006

LARGO VISTA GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalent	$ 75,642	$ 94,565
Accounts receivable, net	287	6,865
Employee advances	11,064	13,532
Inventories, at cost (Note B)	17,689	8,834
Prepaid expenses and other	129,764	12,541
Total current assets	234,446	136,337

Property and equipment, at cost (Note C)	16,636	16,221
Less: accumulated depreciation	12,635	9,273
	4,001	6,948

Deposits	755	755

Total assets	$ 239,202	$ 144,040

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note D)	$ 546,565	$ 467,632
Customer deposits	-	4,831
Notes payable to related parties (Note E)	595,546	434,782
Due to related parties (Note F)	194,432	157,393
Total Current Liabilities	1,336,543	1,064,638

Commitment and contingencies (Note K)	-	-

Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at December 31, 2005 and December 31, 2004 (Note G)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 277,635,403 and 269,963,856 shares issued and outstanding at December 31, 2005 and 2004, respectively (Note G)	277,635	269,964
Additional paid-in capital	15,344,344	15,184,356
Subscription payable	25,000	18,458
Accumulated deficit	(16,742,284)	(16,397,076)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(2,036)	3,700
Deficiency in stockholders' equity	(1,097,341)	(920,598)

Total liabilities and deficiency in stockholders' equity	$ 239,202	$ 144,040

See accompanying notes to consolidated financial statements

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenue	$ 367,108	$ 439,436
Cost of sales	341,235	434,864
Gross profit	25,873	4,572

Operating expenses:
Selling general and administrative	334,382	262,860
Depreciation	3,076	3,047
	337,458	265,907

Loss from operations	(311,585)	(261,335)

Other income (expenses):
Other income, net	4,000	16,180
Interest (expense), net	(37,623)	(31,396)
Total other (expenses)	(33,623)	(15,216)

Loss from operations before income taxes	(345,208)	(276,551)
Provision for income taxes	-	-
Net loss	(345,208)	(276,551)

Other comprehensive income: foreign currency translation loss	(5,736)	-

Comprehensive (loss)	$(350,944)	$(276,551)

Loss per common share (basic and assuming diluted) (Note J)	$ (0.00)	$ (0.00)
Weighted average shares outstanding (Note J)	277,362,170	269,072,427

See accompanying notes to consolidated financial statements

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

					Foreign
			Additional	Stock	Currency
	Common	Stock	Paid-In	Subscription	Translation	Accumulated
	Shares	Amount	Capital	Payable	Adjustment	Deficit	Total
Balance at December 31, 2003	264,615,280	$ 264,615	$ 15,049,352	$ -	$ 3,700	$ 6,120,525)	$ (802,858)
Shares issued to consultants in exchange for accrued service fees	4,343,582	4,344	78,056	-	-	-	82,400
Shares issued in exchange for expenses paid by shareholders	1,004,994	1,005	14,073	-	-	-	15,078
Common stock subscribed in exchange for notes payable and accrued interest	-	-	-	18,458	-	-	18,458
Capital contributed by related parties	-	-	42,875	-	-	-	42,875
Net loss	-	-	-	-	-	(276,551)	(276,551)
Balance at December 31, 2004	269,963,856	$ 269,964	$ 15,184,356	$ 18,458	$ 3,700	$ (16,397,076)	$ (920,598)
Shares issued to consultants in exchange for accrued service fees	4,923,963	4,924	79,076	-	-	-	84,000
Shares issued in exchange for expenses paid by shareholders	1,517,038	1,517	22,705	-	-	-	24,222
Shares issued for stock subscribed	1,230,546	1,230	17,228	(18,458)	-	-	-
Common stock subscription sold for cash	-	-	-	25,000	-	-	25,000
Capital contributed by related parties	-	-	40,979	-	-	-	40,979
Foreign currency translation adjustment	-	-	-	-	(5,736)	-	(5,736)
Net loss	-	-	-	-	-	(345,208)	(345,208)
Balance at December 31, 2005	277,635,403	$ 277,635	$ 15,344,344	$ 25,000	$ (2,036)	$ (16,742,284)	$ 1,097,341)

See accompanying notes to consolidated financial statements

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (345,208)	$ (276,551)
Accumulated other comprehensive income: Foreign currency translation adjustment		-
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	3,076	3,047
Common stock issued in exchange for debt and expenses paid by shareholder	-	15,078
Changes in assets and liabilities:
Accounts receivable	6,585	46,426
Inventories	(8,413)	3,156
Employee advances	2,744	35,559
Prepaid expenses and other	(29,985)	20,762
Accounts payable and other liabilities	77,626	160,796
Customer Deposits	(4,707)	4,831
Deferred revenue	-	(5,888)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(298,282)	7,216

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of commons stock subscription	25,000	-
Capital contributions from related parties	40,979	42,875
Proceeds from related parties, net of repayments	211,727	36,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	277,706	79,475
Effect of exchange rates on cash	1,653	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,923)	86,691
Cash and cash equivalents at the beginning of the year	94,565	7,874
Cash and cash equivalents at the end of the year	$ 75,642	$ 94,565

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -
Income taxes paid	-	-
Common stock issued in exchange for debt and expenses paid by shareholder	24,222	15,078
Common stock issued for accrued service fees	84,000	82,400
Common stock subscribed in exchange for notes payable to related parties	-	15,000
Common stock subscribed in exchange for accrued interest to related parties	-	3,458

See accompanying notes to consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventories

Inventories consist primarily of LPG. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations (Note B).

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

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2003, the Company entered into its Second Agreement (“Second Agreement”) with Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Second Agreement provides for the Company to be the sole LPG supplier for those households. Pursuant to the Second Agreement, Government is obligated to pay to the Company 50% of the total contracted installation price, and the Company has to collect the remaining 50% of contracted price directly from the customers. During the year ended December 31, 2003, the Company did not receive any payments from Government and thus delayed the installation of pipelines. The Company accounted for installation fees of $5,888 received from customers during the year ended December 31, 2003 as deferred revenue. During the year ended December 31, 2004, the Company received 50% of the total contracted price, or $87,258, from Government and additional $2,264 of payments from customers. The Company substantially completed the installation of the LPG pipeline as of December 31, 2004, and accounted for the total receipt of $95,410 from Government and customers as of December 31, 2004 in connection with Second Agreement as revenues during the year ended December 31, 2004. The Company also charged to income during the year ended December 31, 2004 the design and installation costs of $105,903 incurred by the Company for the pipeline project. Additionally, the Company management has determined that the collectibility and length of time to collect the remaining contracted price due from customers can not be reasonably assured. Accordingly, revenues are recognized as collected in connection with the portion of contracted price to be collected from customers.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2005 and 2004.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for 2005 and 2004.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $345,208 and $276,551 during the year ended December 31, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $1,102,097 as of December 31, 2005.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2005 and 2004.

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

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2005 and 2004.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company has previously issued employee stock options for which no expense has been recognized, and which will not be fully vested as of the effective date of SFAS No. 123R.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition. Management does not expect the adoption of these pronouncements to have a material impact on the Company's financial position or results of operations

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of December 31, 2005 and 2004 are as follows:

	2005	2004
Liquid petroleum gas	$ 6,670	$2,860
Packaging bottles	10,417	4,428
Supplies	602	1,546
	$17,689	$8,834

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 years. The Company’s property and equipment at December 31, 2005 and 2004 consists of the following:

	2005	2004
Office furniture and equipment	$3,632	$3,542
Transportation equipment	13,004	12,679
Total	16,636	16,221
Accumulated depreciation	(12,635)	(9,273)
	$4,001	$6,948

Depreciation expense included as a charge to income amounted to $3,076 and $3,047 for the year ended December 31, 2005 and 2004, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Accrued expenses	$385,518	$344,165
Accrued interest	161,047	123,467
	$546,565	$467,632

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2005 and 2004 consists of the following:

	2005	2004
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured	$537,401	$434,782
Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured	9,400	-
Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured	12,000	-

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured	36,745	-

Total	595,546	434,782
Less: current portion	(595,546)	(434,782)
	$ -	$ -

(a) In December 2004, the Company entered into an agreement with the Company’s shareholder to issue an aggregate of 1,230,546 shares of its common stock in exchange for the note payable of $15,000 and all accrued unpaid interest of $3,458. The Company accounted for the shares to be issued as stock subscription payable at December 31, 2004 (Note G). The Company has issued the common shares to the shareholder in January 2005.

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2005 and 2004 was $29,082 and $14,708, respectively. In March 2004, the Company issued an aggregate of 1,004,994 shares of common stock to the consultant and former employee in exchange for the $15,078 of expenses paid on behalf of the Company in 2003 (Note G).

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at December 31, 2005 and 2004 was $4,803 and $11,326, respectively.

The Company’s Chairman and Acting Chief Executive Officer has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at December 31, 2005 and 2004 was $160,547 and $131,359, respectively.

During the year ended December 31, 2005 and 2004, the Company Chairman and significant shareholders contributed cash of $40,979 and $42,875, respectively to the Company as working capital.

NOTE G - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of December 31, 2005 and 2004, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2005 and 2004, the Company has 277,635,403 and 269,963,856 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2004, the Company issued an aggregate of 4,343,582 shares of common stock to consultants in exchange for accrued service fees of $82,400. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

NOTE G - CAPITAL STOCK (continued)

Additionally, the Company issued an aggregate of 1,004,994 shares of common stock to a consultant and former employee in exchange for $15,078 of expenses paid on behalf of the Company (Note F). During the year ended December 31, 2004, the Company Chairman and significant shareholders contributed cash of $42,875 to the Company as working capital. In December 2004, one of the Company’s significant shareholders agreed to subscribe 1,230,546 shares of common stock in exchange for $15,000 of notes payable and $3,458 of accrued interest due to the shareholder (Note E). The common shares were issued in January 2005.

During the year ended December 31, 2005, the Company issued an aggregate of 4,923,963 shares of common stock to consultants in exchange for accrued service fees of $84,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 1,517,038 shares of common stock to officers and consultants in exchange for $24,222 of expenses paid on behalf of the Company.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

During the year ended December 31, 2005, the Company Chairman and significant shareholders contributed cash of $40,979 to the Company’s working capital. The Company also received proceeds of $25,000 in exchange for 1,166,666 shares of common stock subscribed. The Company has accounted for the $25,000 as common stock subscription payable at December 31, 2005.

NOTE H - AGREEMENT TO SELL STOCK TO SHANGHAI OFFSHORE OIL GROUP

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

During June of 2005, Shanghai Oil notified the Company that it had not received any fuel oil under the Asiacorp Contract.  As the Company had not received any payments from Shanghai Oil, it did not release any of its shares of common stock to Shanghai Oil.  On or about July 1, 2005, The Company sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to the Company under the Agreement.  Although Shanghai Oil has indicated to the Company that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of December 31, 2005, the Company has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE H - AGREEMENT TO SELL STOCK TO SHANGHAI OFFSHORE OIL GROUP (continued)

Resolution with Shanghai Oil remains highly uncertain, and the Company does not foresee any economic benefit materializing from the Agreement. While the Company has reserved its rights to pursue all available remedies it may have against Shanghai Oil, pursuing these remedies may be prohibitively expensive. On December 22, 2005, the Company’s board of directors unanimously adopted a resolution to cancel the 97,364,597 shares that the Company agreed to issue to Shanghai Oil under the Agreement, none of these shares were released to Shanghai Oil prior the cancellation of shares on December 22, 2005.

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

At December 31, 2005, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $16,700,000, expiring in the year 2025, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:
Net operating loss carryforward	$5,796,000
Valuation allowance	(5,796,000)
Net deferred tax asset	$ -

NOTE J - EARNINGS (LOSSES) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2005	2004
Net loss available to common stockholders	$(345,208)	$(276,551)
Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	277,362,170	269,072,427

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE K - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space on a month-to-month basis at base rent of $755 per month in Newport Beach, California for its corporate offices. The Company leases distribution and office facilities in Zunyi City, Province of Guizhou, China and office facilities in Wuhan, China Commitments for minimum rentals under non-cancelable leases at the end of 2005 are as follows.

Year:	Amount:
2006	$4,558
2007	$4,558

Rental expense charged to operations was $12,959 and $17,182 for the year ended December 31, 2005 and 2004, respectively.

Sublease Agreement

The Company leased an office suite on a month-to-month basis at base rent of $590 per month in Newport Beach, California and subleases the office to a third party for $2,000 per month starting May 2003 ending February, 2005. During the year ended December 31, 2005 and 2004, the Company recorded $4,000 and $16,180 of rentals received as other income, net of costs and expenses.

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

In August 2005, the staff of the Los Angeles office of the Securities and Exchange Commission advised the Company that it had initiated a formal, non-public inquiry.  The Company and its officers have received document subpoenas seeking documents related to the previously announced contract between the Company and Shanghai Oil (Note H) and trading in the securities of the Company, among other things.

While the Company is confident in its practices, there is a risk that an enforcement proceeding will be recommended by the staff of the Commission as a result of this formal investigation. An enforcement proceeding could include allegations by the SEC that the Company and/or its officers violated, among others, the anti-fraud and books and records provisions of federal securities laws, and the rules thereunder. It cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching settlement. The Company has been and expects to continue to cooperate with the ongoing SEC investigation. F-20

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE K - COMMITMENTS AND CONTINGENCIES (continued)

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

NOTE L - PREPAID EXPENSES

During the year ended December 31, 2005, the Company has contracted with a private developer to construct pipelines in the city of Zunyi, China. Construction and completion schedules are uncertain, but all prepaid costs incurred by the Company are expected to be fully reimbursed by the private developer. These contracts provided for the Company to be the LPG supplier for the pipeline users. Total outlays relating to on going and future pipeline development to be reimbursed by the developer totals $129,764 at December 31, 2005. This amount has been reimbursed in full by the developer subsequent to the date of the financial statements.

NOTE M - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2005 and 2004, the Company incurred losses from operations of $345,208 and $276,551, respectively. The Company's current liabilities exceeded its current assets by $1,102,097 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

Item 8A. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position
Albert N. Figueroa	39	Director; Principal Accounting Officer
Deng Shan	54	Interim Chief Executive officer and Chairman of the Board of Directors

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

Item 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the last three years to its executive officers.

Name				Other		Securities		All other
And				Annual	Restricted	Underlying	LTIP	Compen-
Principal		Salary	Bonus	Compen-	Stock	Options/	Payouts	sation
Position	Year	($)	($)	sation($)	Awards($)	SARs (#)	($)	($)

Deng Shan,	2005	0	0	0	0	0	0	0
Interim CEO	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Albert	2005	60,000	0	0	0	0	0	0
Figueroa,	2004	54,000	0	0	0	0	0	0
Secretary	2003	33,500	0	0	0	0	0	0

Daniel	2005	0	0	0	0	0	0	0
Mendez,	2004	0	0	0	0	0	0	0
Ex-President	2003	0	0	0	0	0	0	0

Edward	2005	0	0	0	0	0	0	0
Deese,	2004	0	0	0	0	0	0	0
Ex-Interim	2003	6,000	0	0	0	0	0	0
COO

Notes:
(1) The officers listed above were paid their salary in a combination of registered stock options, unregistered stock and/or cash. Any issuance of unregistered common stock was valued at market, generally determined by the closing price on the first day of trading of the following month.

(2) Albert N. Figueroa, Secretary/Treasurer, serves under a semi- annual consulting contract renewed effective January 1, 2005 at annualized compensation of $60,000 that may be terminated upon 30 days written notice of either party.

(3) Deng Shan, Interim CEO, serves under a semi- annual Agreement for Services renewed effective January 1, 2005 at annualized compensation of $84,000 that may be terminated upon 30 days written notice of either party. Mr. Deng agreed to waived the unpaid salary during the year ended December 31, 2005 and 2004.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership as of April 14, 2006 of the Company's common stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and officer of the Company.

	Beneficial	Percentage
Name and Address	Ownership	of Class

Albert Figueroa (1)	5,627,107	2.01%
Deng Shan (1), (2)	81,150,285	29.23%
All directors/officers as a group (2 persons)	86,777,392	31.24%
-

(1) The address for Messrs. Figueroa and Deng is 4570 Campus Drive, Newport Beach, CA 92660. Mr. Figueroa owns 4,800,607 shares (1.72%) personally and his spouse owns 826,500 shares (0.29%), which may be deemed to be beneficially owned by Mr. Figueroa. Mr. Figueroa disclaims beneficial ownership of such shares.

(2) Mr. Deng Shan owns 2,892,396 (1.04%) shares personally, and 78,257,889 (28.19%) shares through his majority owned corporation, Proton Technology Corporation Limited.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes payable to related parties at December 31, 2005 and 2004 consists of the following:

	2005	2004
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured	$537,401	$434,782
Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured	9,400	-
Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured	12,000	-

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured	36,745	-

Total	595,546	434,782
Less: current portion	(595,546)	(434,782)
	$ -	$ -

(a) In December 2004, the Company entered into an agreement with the Company’s shareholder to issue an aggregate of 1,230,546 shares of its common stock in exchange for the note payable of $15,000 and all accrued unpaid interest of $3,458. The Company accounted for the shares to be issued as stock subscription payable at December 31, 2004. The Company has issued the common shares to the shareholder in January 2005.

A consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2005 and 2004 was $29,082 and $14,708, respectively. In March 2004, the Company issued an aggregate of 1,004,994 shares of common stock to the consultant and former employee in exchange for the $15,078 of expenses paid on behalf of the Company in 2003.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at December 31, 2005 and 2004 was $4,803 and $11,326, respectively.

The Company’s Chairman and Acting Chief Executive Officer has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at December 31, 2005 and 2004 was $160,547 and $131,359, respectively.

During the year ended December 31, 2005 and 2004, the Company Chairman and significant shareholders contributed cash of $40,979 and $42,875, respectively to the Company as working capital.

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

10.9*	Agreement of Supply of Liquefied Petroleum Gas, March 18, 1996 (filed Form 10SB, 11/2/99)
10.10*	Method of Insurance for LPG Credit, August 26, 1997 (filed Form 10SB, 11/2/99)
10.11*	Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Wuhan Minyi Fuel Gas Petrochemical Company Limited, March 14, 1999 (filed Form 10SB, 11/2/99)
10.12*	Memorandum of Understanding Kunming Xinmao Petrochemical Industry Co., Ltd. and Guilin Municipal Garden Fuel Gas Pipelines Limited, March 29, 1999 (filed Form 10SB, 11/2/99)
10.13*	Approval Certificate of Enterprises with Foreign Investment in the Peoples Republic of China, August 21, 1992 (filed Form 10SB, 11/2/99)
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

10.17*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller, November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.18*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller, December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.19*	Employment Agreement Daniel J. Mendez 1999 (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)
10.20*	Consultant Agreement Deng Shan 1999 (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
10.21*	Contract. "Enterprise Ownership Transfer Agreement", November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
10.22*	Contract. "Agreement on Payment", November 8, 1995 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
10.23*	Contract. "Agreement on Supply of Liquified Petroleum Gas", March 18, 1996 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
10.24*	Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi 3/21/2000)
10.25*	Agreement on Zunyi Pipeline Project No.1 Largo Vista Group, Ltd - Proton Enterprise (Wuhan) LTD., China (Agent Agreement)
10.26*	Zunyi Pipeline #1 Contract Proton Enterprise (Wuhan) LTD. & Construction Headquarters of Zunyi Municipal Government, Dated February 2, 2002
10.27*	Gas Supply Contract Between Proton Enterprise (Wuhan) LTD. and Zunyi Government Administration Construction Team, Dated October 15, 2002 40 Years Exclusive Right
10.28*	Zunyi Jiahong Gas Co., Ltd. & Largo Vista Group, Ltd. Lease Agreement No.JHLGOV0802 Dated August 27, 2002
10.29*	Policy Statement on Business Ethics and Conflicts of Interest
10.30*	Agreement and Assignment of Certain Contractual Rights and Benefits between Largo Vista Group, Ltd. and Shanghai Offshore Oil Group (HK) Co., Ltd.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification of Deng Shan Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Albert Figueroa Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Previously filed with the Securities and Exchange Commission **Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2005 and 2004:

	DECEMBER 31, 2005	DECEMBER 31, 2004

1. Audit Fees	$ 106,104	$ 56,400

2. Audit Related Fees	--	--

3. Tax Fees	--	--

4. All Other Fees	--	--

Total Fees	$ 106,104	$ 56,400

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

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

LARGO VISTA GROUP, LTD.

Signature	Title	Date

/s/Albert N. Figueroa	Secretary/Treasurer	May 15, 2006
Albert N. Figueroa

/s/Deng Shan	Interim CEO	May 15, 2006
Deng Shan