Form 10QSB
period 2006-03-31
LARGO VISTA GROUP LTD
filed 2006-05-25
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

COMMISSION FILE NUMBER 000-30426

LARGO VISTA GROUP, LTD

(Name of Small Business Issuer in Its Charter)

Nevada	76-0434540
(State of Incorporation)	(IRS Employer Identification No.)

4570 Campus Drive	Newport Beach, CA 92660
(Address of Principal Executive Offices)

(949) 252-2180
ISSUER'S TELEPHONE NUMBER

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 286,691,908 shares of Common Stock ($.001 par value) as of May 23, 2006.

LARGO VISTA GROUP, LTD.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets	3
	March 31, 2006 and December 31, 2005

	Condensed Consolidated Statements of Losses	4
	Three Months Ended March 31, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows	5
	Three Months Ended March 31, 2006 and 2005

	Notes to Unaudited Condensed Consolidated Financial Information	6
	March 31, 2006

Item 2.	Management's Discussion and Analysis of Results of Operation and Financial Condition	13

Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalent	$ 35,854	$ 75,642
Accounts receivable, net	1,080	287
Employee advances	24,563	11,064
Inventories, at cost (Note B)	16,726	17,689
Prepaid expenses and other	145,744	129,764
Total current assets	223,967	234,446

Property and equipment, at cost	16,715	16,636
Less: accumulated depreciation	13,480	12,635
	3,235	4,001

Deposits	755	755

Total assets	$ 227,957	$ 239,202

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 601,618	$ 546,565
Customer deposits	62,226	-
Notes payable to related parties (Note E)	523,082	595,546
Due to related parties (Note F)	199,301	194,432
Total Current Liabilities	1,386,227	1,336,543

Commitment and contingencies	-	-
Deficiency In Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at March 31, 2006 and December 31, 2005 (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 277,635,403 shares issued and outstanding at March 31, 2006 and December 31, 2005 (Note C)	277,635	277,635
Additional paid-in capital	15,344,344	15,344,344
Subscription payable	42,650	25,000
Accumulated deficit	(16,820,154)	(16,742,284)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(2,745)	(2,036)
Deficiency in stockholders' equity	(1,158,270)	(1,097,341)

Total liabilities and deficiency in stockholders' equity	$ 227,957	$ 239,202

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the three months ended March 31,
	2006	2005
Revenue	$ 106,846	$ 54,611
Cost of sales	100,525	66,066
Gross profit (loss)	6,321	(11,455)

Operating expenses:
Selling general and administrative	74,660	68,554
Depreciation	783	762
	75,443	69,316

Loss from operations	(69,122)	(80,771)

Other income (expenses):
Other income, net	-	-
Interest income (expense)	(8,748)	(7,609)
Total other income (expenses)	(8,748)	(7,609)

Loss from operations before income taxes	(77,870)	(88,380)
Provision for income taxes	-	-
Net loss	(77,870)	(88,380)

Other comprehensive income: foreign currency translation loss	(709)	-

Comprehensive (loss)	$ (78,579)	$ (88,380)

Loss per common share (basic and assuming diluted)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	277,635,403	276,612,530

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (77,870)	$ (88,380)
Accumulated other comprehensive income: Foreign currency translation adjustment		-
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	783	762
Common stock issued in exchange for debt and expenses paid by shareholder		-
Changes in assets and liabilities:
Accounts receivable	(788)	6,865
Inventories	1,043	(2,396)
Employee advances	(13,383)	(5,472)
Prepaid expenses and other	(15,290)	(32,555)
Accounts payable and other liabilities	54,986	17,618
Customer Deposits	62,226	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,707	(103,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of commons stock subscription	17,650	-
Capital contributions from related parties (Note C)	-	40,979
Proceeds from related parties, net of repayments	(69,203)	9,416
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(51,553)	50,395
Effect of exchange rates on cash	58	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,788)	(53,163)
Cash and cash equivalents at the beginning of the period	75,642	94,565
Cash and cash equivalents at the end of the period	$ 35,854	$ 41,402

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -
Income taxes paid	-	-
Common stock issued for accrued service fees	-	84,000
Common stock issued in exchange for due to related parties	-	24,222
Common stock issued in exchange for common stock subscription	-	18,458

See accompanying notes to the unaudited condensed consolidated financial information

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation
------------------------

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)
------------------------

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended March 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:
March 31,
Quarter Ended	2005
Net loss	$(88,380)
Deduct: stock-based compensation expense, net of tax	-

Pro forma net loss	$(88,380)

Net loss per common share — basic (and assuming dilution):
As reported	$(0.00)
Deduct: stock-based compensation expense, net of tax	-

Pro forma	$(0.00)

The Company had no employee stock options issued and outstanding at March 31, 2006. All prior awards of stock options were vested at the time of issuance in prior years.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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
MARCG 31, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements
----------------------------
In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications
------------------
Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Liquid petroleum gas	$ 5,655	$ 6,670
Packaging bottles	10,466	10,417
Supplies	605	602
	----------	----------
Total	$ 16,726	$ 17,689

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of March 31, 2006 and December 31, 2005, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2006 and December 31, 2005, the Company has 277,635,403 shares of common stock issued and outstanding.

During the quarter ended March 31, 2006, the Company received proceeds of $17,650 in exchange for 925,000 shares of common stock subscribed. The Company has included the $17,650 of proceeds received in its common stock subscription payable at March 31, 2006.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE D - AGREEMENT TO SELL STOCK TO SHANGHAI OFFSHORE OIL GROUP

On March 18, 2005, the Company signed an Agreement and Assignment of Certain Contractual Rights and Benefits (the “Agreement”), with Shanghai Offshore Oil Group (HK) Co., Ltd. (“Shanghai Oil”).  Under the Agreement, Shanghai Oil assigned to the Company all of its rights to receive payments under a prior contract with Asiacorp Investment Holding Ltd. (“Asiacorp”), under which Shanghai Oil would purchase from Asiacorp fuel oil produced in Russia and deliver it to entities in The People's Republic of China at a rate of thirty thousand (30,000) metric tons per month for three (3) months and continue for the following thirty-three (33) months at a rate of two hundred thousand (200,000) metric tons per month, for a total of six million, six hundred ninety thousand (6,690,000) metric tons (the “Asiacorp Contract”).  The Agreement states that deliveries under the Asiacorp Contract were to begin no later than May 18, 2005.

The Agreement provides that the Company will receive all of the profit realized by Shanghai Oil from the sale of fuel oil it acquires under the Asiacorp Contract, after the deduction of costs associated with the purchase, transportation and sale of the fuel oil, with a minimum payment of two dollars ($2.00) per metric ton. In exchange for the assignment of the Asiacorp contract and subject to the receipt of payment(s) from Shanghai Oil, the Company agreed to issue to Shanghai Oil one hundred million (100,000,000) shares of the Company's common stock, deliverable in three equal increments over the term of the Agreement, which amounts may be reduced based upon the amount, if any, of Shanghai Oil's actual payments from its sale of the fuel oil. However, the Company has not received any payments from Shanghai Oil under the Agreement, and cannot give absolute assurances that any fuel oil will be delivered under the Asiacorp Contract.

Payments received by The Company based upon Shanghai Oil's sale of the fuel oil, if any, will be accounted for as a capital transaction as The Company's transaction with Shanghai Oil represents, in substance, a stock subscription under which the Company would receive approximately $0.13 per share if the total projected amount of fuel oil is sold and the minimum guaranteed profit margin is paid to the Company.

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

Resolution with Shanghai Oil remains highly uncertain, and the Company does not foresee any economic benefit materializing from the Agreement. While the Company has reserved its rights to pursue all available remedies it may have against Shanghai Oil, pursuing these remedies may be prohibitively expensive. On December 22, 2005, the Company's board of directors unanimously adopted a resolution to cancel the 97,364,597 shares that the Company agreed to issue to Shanghai Oil under the Agreement, none of these shares were released to Shanghai Oil prior the cancellation of shares on December 22, 2005.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at March 31, 2006 and December 31, 2005 consists of the following:

	March 31, 2006	December 31, 2005
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured	$464,937	$537,401

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured	9,400	9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured	12,000	12,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured	36,745	36,745

Total:	523,082	595,546
Less:
Current portion	(523,082)	(595,546)

Long term portion	$ -	$ -

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at March 31, 2006 and December 31, 2005 was $39,080 and $29,082, respectively.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at March 31, 2006 and December 31, 2005 was $5,551 and $4,803, respectively.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at March 31, 2006 and December 31, 2005 was $154,670 and $160,547, respectively.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2006
(UNAUDITED)

NOTE G - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the quarter ended March 31, 2006 and 2005, the Company incurred net losses of $77,870 and $88,380, respectively. The Company had accumulated deficit of $16,820,154 as of March 31, 2006. The Company's current liabilities exceeded its current assets by $1,162,260 as of march 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Management’s discussion and analysis of results of operations and financial condition are based on our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. References to “we”, “our”, “us” or the “Company” are to Largo Vista Group, Ltd. and its subsidiaries.

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 660 customers. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

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

In addition, Largo Vista has a representative office in the Far East area, in Wuhan, China to supervise LPG and gas oil trading operations in China, respectively. Largo Vista closed its rep office in Vietnam at the end of December, 2005. Largo Vista continues to evaluate the acquisition of other possible business opportunities in the Far East.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended March 31, 2006 the Company realized $106,846 of revenue compared to $54,611 for the same period in the prior year, a 95.65% increaseThis is primarily attributable to the additional pipeline revenues created with added lines coming into service in 2006.

COSTS AND EXPENSES

The Company incurred costs of sales of $100,525 in connection with the LPG revenues during three months ended March 31, 2006, compared to $66,066 for the three months ended March 31, 2005. This is attributable to the increase of 95.65% increase in sales revenue. Margins increased from a loss of $(11,455) to $6,321, an increase of $17,776.

During the quarter ended March 31, 2006 the Company incurred $75,443 of operating expenses compared to $69,316 for the same period in the prior year. The increase was due primarily to increased service costs associated with increased operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had a deficiency in working capital of $1,162,260. As result of our net loss of $77,870, adjusted principally of $54,986 in accounts payable and accrued liabilities and an increase of $62,225 increase in customer deposits, our cash flow from operations was $11,707 during the three months ended March 31, 2006. Additionally, we raised funds through sales of common stock subscriptions of $17,650. We used $69,203 to pay down notes payable from related parties. Our net cash decreased from $75,642 at December 31, 2005 to $35,854 at March 31, 2006, a net decrease of $39,788.

In the past we have raised capital to meet our working capital requirements. Additional financing may be required if the contract agreement stated previously does not materialize.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in mainland China and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2005 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.

Off-Balance Sheet Arrangements

We have not had, and at March 31, 2006 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our annual report on Form 10-KSB for the year ended December 31, 2005 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been material changes to the factors so listed, and as such should reflect positively on future results. That annual report can be accessed in the EDGAR section of the SEC website.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

DATE: May 23, 2006	LARGO VISTA GROUP, LTD.

/S/ DENG SHAN
-----------------------
DENG SHAN
CHIEF EXECUTIVE OFFICER