Form 10QSB
period 2006-06-30
LARGO VISTA GROUP LTD
filed 2006-08-10
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 286,947,989 shares of Common Stock ($.001 par value) as of August  11, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

LARGO VISTA GROUP, LTD.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets	3
	June 30, 2006 and December 31, 2005

	Condensed Consolidated Statements of Losses	4
	Three and Six Months Ended June 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows	5
	Six Months Ended June 30, 2006 and 2005

	Notes to Unaudited Condensed Consolidated Financial Information	6
	June 30, 2006

Item 2.	Management's Discussion and Analysis of Results of Operation and Financial Condition	13

Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalent	$ 35,593	$ 75,642
Accounts receivable, net	522	287
Employee advances	30,493	11,064
Inventories, at cost (Note B)	21,153	17,689
Prepaid expenses and other	156,528	129,764
Total current assets	244,289	234,446

Property and equipment, at cost	17,147	16,636
Less: accumulated depreciation	14,322	12,635
	2,825	4,001

Deposits	755	755

Total assets	$ 247,869	$ 239,202

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 465,057	$ 546,565
Customer deposits	78,261	-
Notes payable to related parties (Note E)	533,082	595,546
Due to related parties (Note F)	189,177	194,432
Total Current Liabilities	1,265,577	1,336,543

Commitment and contingencies	-	-

Deficiency in stockholders' equity
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at June 30, 2006 and December 31, 2005 (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 286,691,908 and 277,635,403 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively. (Note C)	286,692	277,635
Additional paid-in capital	15,574,531	15,344,344
Subscription payable	-	25,000
Accumulated deficit	(16,877,506)	(16,742,284)
Accumulated other comprehensive income:
Foreign currency translation adjustment	(1,425)	(2,036)
Deficiency in stockholders' equity	(1,017,708)	(1,097,341)

Total liabilities and deficiency in stockholders' equity	$ 247,869	$ 239,202

(see accompanying notes to the unaudited condensed consolidated financial information)

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenue	$ 103,779	$ 107,162	$ 210,625	$ 161,773
Cost of sales	95,751	90,784	196,276	156,850
Gross profit	8,028	16,378	14,349	4,923

Operating expenses:
Selling general and administrative	53,392	118,840	128,052	187,394
Depreciation	792	762	1,575	1,524
	54,184	119,602	129,627	188,918

Loss from operations	(46,156)	(103,224)	(115,278)	(183,995)

Other income (expenses):
Interest (expense), net	(11,196)	(7,372)	(19,944)	(14,981)
Total other (expenses)	(11,196)	(7,372)	(19,944)	(14,981)

Loss from operations before income taxes	(57,352)	(110,596)	(135,222)	(198,976)
Provision for income taxes	-	-	-	-
Net loss	(57,352)	(110,596)	(135,222)	(198,976)

Other comprehensive income: foreign currency translation gain	1,320	-	611	-

Comprehensive (loss)	$ (56,032)	$ (110,596)	$ (134,611)	$ (198,976)

Loss per common share (basic and assuming diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	285,415,264	277,635,403	281,546,825	277,084,408

(see accompanying notes to the unaudited condensed consolidated financial information)

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (135,222)	$ (198,976)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,575	1,524
Common stock issued in exchange for services rendered	9,000	-
Changes in assets and liabilities:
Accounts receivable	(231)	2,777
Inventories	(3,289)	(1,257)
Employee advances	(19,176)	(632)
Prepaid expenses and other	(25,466)	(86,967)
Accounts payable and other liabilities	(2,329)	71,990
Customer Deposits	78,261	(4,831)
NET CASH (USED IN) OPERATING ACTIVITIES	(96,877)	(216,372)

NET CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(399)	-
NET CASH USED IN INVESTING ACTIVITIES:	(399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of commons stock	122,440	-
Proceeds from capital contributions from related parties	-	40,979
Proceeds from notes payable to related parties and related party advances, net of repayments	(65,245)	171,338
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,195	212,317
Effect of exchange rates on cash	32	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,049)	(4,055)
Cash and cash equivalents at the beginning of the period	75,642	94,565
Cash and cash equivalents at the end of the period	$ 35,593	$ 90,510

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -
Income taxes paid	-	-
Non cash Investing and Financing Activities:
Common stock issued in exchange for services rendered	9,000	-
Common stock issued for accrued service fees	78,000	84,000
Common stock issued in exchange for due to related parties	4,084	24,222
Common stock issued in exchange for common stock subscription	25,000	18,458

(see accompanying notes to the unaudited condensed consolidated financial information)

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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
JUNE 30,, 2006
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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the six months ended June 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

June 30,
Six month Ended	2005
Net loss	$(198,976)
Deduct: stock-based compensation expense, net of tax	-

Pro forma net loss	$(198,976)

Net loss per common share — basic (and assuming dilution):
As reported	$(0.00)
Deduct: stock-based compensation expense, net of tax	-

Pro forma	$(0.00)

The Company had no employee stock options issued and outstanding at June 30, 2006. All prior awards of stock options were vested at the time of issuance in prior years.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
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
JUNE 30, 2006
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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Liquid petroleum gas	$ 10,141	$ 6,670
Packaging bottles	10,262	10,417
Supplies	750	602
	----------	----------
Total	$ 21,153	$ 17,689

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of June 30, 2006 and December 31, 2005, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2006 and December 31, 2005, the Company has 286,691,908 and 277,635,403 shares of common stock issued and outstanding, respectively.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

NOTE C - CAPITAL STOCK (continued)

During the six months ended June 30, 2006, the Company issued an aggregate of 1,166,666 shares of its common stock for $25,000 of common stock subscribed during the year ended December 31, 2005. The Company issued an aggregate of 1,532,145 shares of its common stock in exchange for accrued services fees of $78,000 and service fees of $9,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued 68,634 shares of its common stock as repayment of advances from an officer in the amount of $4,804. Additionally, the Company issued an aggregate of 6,289,060 shares of common stock in exchange for proceeds of $122,440, net of costs and fees.

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

During June of 2005, Shanghai Oil notified the Company that it had not received any fuel oil under the Asiacorp Contract.  As the Company had not received any payments from Shanghai Oil, it did not release any of its shares of common stock to Shanghai Oil.  On or about July 1, 2005, The Company sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to the Company under the Agreement.  Although Shanghai Oil has indicated to the Company that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of June 30, 2006, the Company has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
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

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2006 and December 31, 2005 consists of the following:
	June 30, 2006	December 31, 2005
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured	$464,937	$537,401

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured	9,400	9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured	12,000	12,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured	46,745	36,745

Total:	533,082	595,546
Less:
Current portion	(533,082)	(595,546)
Long term portion	$ -	$ -
NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at June 30, 2006 and December 31, 2005 was $29,082.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at June 30, 2006 and December 31, 2005 was $1,148 and $4,803, respectively.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at June 30, 2006 and December 31, 2005 was $158,947 and $160,547, respectively.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2006
(UNAUDITED)

NOTE G - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the six months ended June 30, 2006 and 2005, the Company incurred net losses of $135,222 and $198,976, respectively. The Company had accumulated deficit of $16,877,506 as of June 30, 2006. The Company's current liabilities exceeded its current assets by $1,021,288 as of June 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In addition, Largo Vista has contracted with a private developer to construct six additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed in December, 2005. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 will serve 70 condominiums. Pipeline Number 8 will serve 242 condominiums. All of these pipelines will be operated by Largo Vista under long term supply contracts.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended June 30, 2006 the Company realized $103,779 of revenue compared to $107,162 for the same period in the prior year, a 3.16%% decrease. During the six months ended June 30, 2006 revenues from operations were $210,625 as compared with $161,773 for the same period last year. The decrease of 3.16% in revenue in the quarter ended June 30, 2006 compared with the same period last year is due to a decrease of bottled customers and partially offset by an increase of pipeline operations. The increase in the six month period ended June 30, 2006 of 30.20% compared with the six month ended June 30, 2005 is primarily attributable to the additional pipeline revenues created with added lines coming into service in 2006.

COSTS AND EXPENSES

The Company incurred costs of sales of $95,751 in connection with the LPG revenues during three months ended June 30, 2006, compared to $90,784 for the three months ended June 30, 2005; an increase of $4,967 or 5.47%. Cost of sales for the six month period ended June 30, 2006 is $196,276; an increase of $39,426 or 25.14% as compared with the same period last year $156,850. The increase in cost of sales during the quarter ended June 30, 2006 is the result of additional customers on line. The six month increase in cost of sales of $39,426 from June 30, 2006 as compared with the same last year is primarily attributable to the increase in related revenues from an additional customer base.
During the quarter ended June 30, 2006 the Company incurred $54,184 of total operating expenses compared to $119,602 for the same period in the prior year; a $65,418 or 55.07% decrease for the six month period ended June 30, 2006 operating expenses is $129,627 compared with $188,918 for the same period last year; a decrease of $59,291 or 31.38%. The decrease is due primarily to decreases in professional, consulting and other related administrative services.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a deficiency in working capital of $1,021,288. As a result of our operating losses of $135,222 for the six month period ended June 30, 2006, adjusted by depreciation of $1,575, common stock issued in exchange for services in the amount of $9,000, increase in receivables and other assets of $48,162, decrease in accounts payable of $2,329, and increase in customer deposit of $78,261, we generated a cash flow deficit of $96,877 from operating activities. We met our cash requirements during this period through loans, net of repayments, from related parties totaling $65,245 and $122,440 from capital contributions from the company’s officers, principal shareholders and third parties.

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

Off-Balance Sheet Arrangements

We have not had, and at June 30, 2006 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2006, we issued an aggregate of 1,166,666 shares of common stock for $25,000 of common stock subscribed during the year ended December 31, 2005. We issued an aggregate of 1,532,145 shares of common stock to three consultants in exchange for accrued services fees of $78,000 and service fees of $9,000. We issued 68,634 shares of common stock as repayment of advances from an officer in the amount of $4,804. Additionally, we issued an aggregate of 6,289,060 shares of common stock in exchange for proceeds of $122,440, net of costs and fees. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

DATE: August 8, 2006	LARGO VISTA GROUP, LTD.

/S/ DENG SHAN
-----------------------
DENG SHAN
CHIEF EXECUTIVE OFFICER