Form 10QSB
period 2006-09-30
LARGO VISTA GROUP LTD
filed 2006-11-13
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2006

COMMISSION FILE NUMBER 000-30426

LARGO VISTA GROUP, LTD

(Name of Small Business Issuer in Its Charter)

Nevada	76-0434540
(State of Incorporation)	(IRS Employer Identification No.)

4570 Campus Drive	Newport Beach, CA 92660
(Address of Principal Executive Offices)

(949) 252-2180
ISSUER'S TELEPHONE NUMBER

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 288,829,354 shares of Common Stock ($.001 par value) as of November 9, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

LARGO VISTA GROUP, LTD.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets	3
	September 30, 2006 and December 31, 2005

	Condensed Consolidated Statements of Losses	4
	Three and Nine Months Ended September 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flows	5
	Nine Months Ended September 30, 2006 and 2005

	Notes to Unaudited Condensed Consolidated Financial Information	6
	September 30, 2006

Item 2.	Management's Discussion and Analysis of Results of Operation and Financial Condition	8

Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalent	$ 52,288	$ 75,642
Accounts receivable, net	367	287
Employee advances	29,308	11,064
Inventories, at cost (Note B)	18,779	17,689
Prepaid expenses and other	165,611	129,764
Total current assets	266,353	234,446

Property and equipment, at cost	17,035	16,636
Less: accumulated depreciation	15,082	12,635
	1,953	4,001

Deposits	755	755

Total assets	$ 269,061	$ 239,202

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 522,517	$ 546,565
Customer deposits	94,306	-
Notes payable to related parties (Note E)	531,313	595,546
Due to related parties (Note F)	193,173	194,432
Total Current Liabilities	1,341,309	1,336,543

Commitment and contingencies	-	-

Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005 (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 288,549,860 and 277,635,403 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (Note C)	288,550	277,635
Additional paid-in capital	15,605,673	15,344,344
Subscription payable	-	25,000
Accumulated deficit	(16,966,964)	(16,742,284)
Accumulated other comprehensive income:
Foreign currency translation adjustment	493	(2,036)
Deficiency in stockholders' equity	(1,072,248)	(1,097,341)

Total liabilities and deficiency in stockholders' equity	$ 269,061	$ 239,202

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenue	$ 109,832	$ 98,000	$ 320,457	$ 259,773
Cost of sales	100,129	88,475	296,405	245,325
Gross profit	9,703	9,525	24,052	14,448

Operating expenses:
Selling general and administrative	88,645	107,934	216,697	295,328
Depreciation	808	772	2,383	2,296
	89,453	108,706	219,080	297,624

Loss from operations	(79,750)	(99,181)	(195,028)	(283,176)

Other income (expenses):
Interest (expense), net	(9,708)	(12,403)	(29,652)	(27,384)
Total other (expenses)	(9,708)	(12,403)	(29,652)	(27,384)

Loss from operations before income taxes	(89,458)	(111,584)	(224,680)	(310,560)
Provision for income taxes	-	-	-	-
Net loss	(89,458)	(111,584)	(224,680)	(310,560)

Other comprehensive income (loss): foreign currency translation income (loss)	1,918	(4,320)	2,529	(4,320)

Comprehensive (loss)	$ (87,540)	$ (115,904)	$ (222,151)	$ (314,880)

Loss per common share (basic and assuming diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	288,016,348	277,635,403	283,727,030	277,270,091

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$ (224,680)	$ (310,560)
Accumulated other comprehensive income: Foreign currency translation adjustment	-	-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	2,383	2,296
Common stock issued in exchange for services rendered	18,000	-
Changes in assets and liabilities:
Accounts receivable	(73)	(4,599)
Inventories	(726)	(3,174)
Employee advances	(17,676)	2,264
Prepaid expenses and other	(32,634)	(96,626)
Accounts payable and other liabilities	58,258	166,218
Customer deposits	94,306	(4,741)
NET CASH USED IN OPERATING ACTIVITIES	(102,842)	(248,922)

NET CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(399)	-
NET CASH USED IN INVESTING ACTIVITIES:	(399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of commons stock	146,439	-
Capital contributions from related parties	-	40,979
Proceeds from related parties advances, net of repayments	(66,981)	194,097
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,458	235,076
Effect of exchange rates on cash	429	1,645

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,354)	(12,201)
Cash and cash equivalents at the beginning of the period	75,642	94,565
Cash and cash equivalents at the end of the period	$ 52,288	$ 82,364

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ 731	$ -
Income taxes paid	-	-
Common stock issued in exchange for debt and expenses paid by shareholder		-
Common stock issued in exchange for services rendered	18,000
Common stock issued for accrued service fees	78,000	84,000
Common stock issued in exchange for due to related parties	4,084	24,222

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the nine months ended September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

September 30,
Nine months Ended	2005
Net loss	$(310,560)
Deduct: stock-based compensation expense, net of tax, fair value	-
Add: stock-based compensation expense, net of tax, intrinsic value
Pro forma net loss	$(310,560)

Net loss per common share — basic (and assuming dilution):
As reported	$(0.00)
Pro forma	$(0.00)

The Company had no employee stock options issued and outstanding at September 30, 2006. All prior awards of stock options were vested at the time of issuance in prior years.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Company will be required to adopt SFAS 157 effective for the fiscal year beginning January 1, 2008. The requirements of SFAS 157 will be applied prospectively except for certain derivative instruments that would be adjusted through the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of SFAS 157 on the Company’s consolidated financial statements and the management believes that the adoption of SFAS 157 will not have a significant impact on its consolidated results of operations or financial position.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Liquid petroleum gas	$ 7,641	$ 6,670
Packaging bottles	10,379	10,417
Supplies	759	602
	----------	----------
Total	$ 18,779	$ 17,689

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of September 30, 2006 and December 31, 2005, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2006 and December 31, 2005, the Company has 288,549,860 and 277,635,403 shares of common stock issued and outstanding, respectively.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE C - CAPITAL STOCK (continued)

During the nine months ended September 30, 2006, the Company issued an aggregate of 1,166,666 shares of its common stock for $25,000 of common stock subscribed during the year ended December 31, 2005. The Company issued an aggregate of 1,788,226 shares of its common stock in exchange for accrued services fees of $78,000 and service fees of $18,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued 68,634 shares of its common stock as repayment of advances from an officer in the amount of $4,804. Additionally, the Company issued an aggregate of 7,890,931 shares of common stock in exchange for proceeds of $146,439, net of costs and fees.

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
SEPTEMBER 30, 2006
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

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2006 and December 31, 2005 consists of the following:

	September 30, 2006	December 31, 2005
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured	$464,937	$537,401

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured	9,400	9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured	10,231	12,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured	46,745	36,745

Total:	531,313	595,546
Less:
Current portion	(531,313)	(595,546)

Long term portion	$ - 0 -	$ - 0 -

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at September 30, 2006 and December 31, 2005 was $29,082.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at September 30, 2006 and December 31, 2005 was $1,514 and $4,803, respectively.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at September 30, 2006 and December 31, 2005 was $162,577 and $160,547, respectively.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE G - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the nine months ended September 30, 2006 and 2005, the Company incurred net losses of $224,680 and $310,560, respectively. The Company had accumulated deficit of $16,966,964 as of September 30, 2006. The Company's current liabilities exceeded its current assets by $1,074,956 as of September 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 695 customers. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

In addition, Largo Vista has contracted with a private developer to construct six additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed in December, 2005. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 will serve 70 condominiums. Pipeline Number 8 will serve 242 condominiums. Pipeline Number 9 will serve 150 condominiums. All of these pipelines will be operated by Largo Vista under long term supply contracts.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended September 30, 2006 the Company realized $109,832 of revenue compared to $98,000 for the same period in the prior year, a 12.07% increase. During the nine months ended September 30, 2006 revenues from operations were $320,457 as compared with $259,773 for the same period last year. The 12.07% increase in revenue in the quarter ended September 30, 2006 compared with the same period last year is due to an increase of pipeline operations. The increase in the nine month period ended September 30, 2006 of 23.36% compared with the nine month ended September 30, 2005 is primarily attributable to the additional pipeline revenues created with added lines coming into service in 2006.

COSTS AND EXPENSES

The Company incurred costs of sales of $100,129 in connection with the LPG revenues during three months ended September 30, 2006, compared to $88,475 for the three months ended September 30, 2005; an increase of $11,654 or 13.17%. Cost of sales for the nine month period ended September 30, 2006 is $296,405; an increase of $51,080 or 20.82% as compared with the same period last year $245,325. The increase in cost of sales during the quarter ended September 30, 2006 is the result of additional customers on line. The nine month increase in cost of sales of $51,080 from September 30, 2006 as compared with the same last year is primarily attributable to the increase in related revenues from an additional customer base.
During the quarter ended September 30, 2006 the Company incurred $89,453 of total operating expenses compared to $108,706 for the same period in the prior year.; a $19,253 or 17.71% decrease. For the nine month period ended September 30, 2006 operating expenses is $219,080 compared with $297,624 for the same period last year; a decrease of $78,544 or 26.39%. The decrease is due primarily to decreases in professional, consulting and other related administrative services.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had a deficiency in working capital of $1,074,956. As a result of our operating losses for the nine month period ended September 30, 2006, we generated a cash flow deficit of $102,842 from operating activities. We met our cash requirements during this period through proceeds from sale of common stock in the amount of $146,439, offset by repayments to related party advances in the amount of $66,981. In the past we have raised capital to meet our working capital requirements. Additional financing may be required if the contract agreement stated previously does not materialize.

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

Off-Balance Sheet Arrangements

We have not had, and at September 30, 2006 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 3. CONTROLS AND PROCEDURES

a)
Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)
Changes in internal controls.
On September 15, 2006, Albert Figueroa resigned as registrant’s Chief Financial Officer. At the same time, Denise Deng was appointed as registrant’s Chief Financial Officer.

Ms. Deng, registrant’s new Chief Financial Officer, has over nine (9) years of diverse financial management experience. For the nine (9) years, she has held a variety of financial planning and analysis, accounting. Ms. Deng majored in accounting and obtained the qualification of accounting profession from Henan Finance Institute in China. She graduated from Normal University of Center of China as a Major in Enterprises Management. Ms. Deng has been involved with Largo Vista Group, Ltd. since 1999 and started working as Financial Manager of Kunming Xinmao Petrochemical Industry Co., Ltd. and created the accounting system. Currently, Ms. Deng is the General Manager of Zunyi Jiahong Gas Company, Ltd. (for Largo Vista Group) and has created a new management system for the business. The company is satisfied with her work and believes that Ms. Deng will be a good Chief Financial Officer.

Registrant and Ms. Deng have entered into an Employment Agreement dated as of September 15, 2006 pursuant to which Ms. Deng will serve as registrant’s Chief Financial Officer for an initial term of one (1) year, subject to automatic renewal from year to year thereafter unless either party gives notice of termination at least ninety (90) days prior to the automatic renewal date, at a base salary of $18,000 per year.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2006, we issued an aggregate of 256,081 shares of common stock to two consultants in exchange for service fees of $9,000. Additionally, we issued an aggregate of 1,601,971 shares of common stock in exchange for proceeds of $24,000, net of costs and fees. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 6. EXHIBITS

31.1	Certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification of Deng Shan Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002.

32.2	Certification of Denise Deng Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 13, 2006	LARGO VISTA GROUP, LTD.

/S/ DENG SHAN
-----------------------
DENG SHAN
CHIEF EXECUTIVE OFFICER