Form 10KSB
period 2006-12-31
LARGO VISTA GROUP LTD
filed 2007-04-13
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The revenues for the year ended December 31, 2006 were $701,727.

The market value of the voting and non-voting common stock held by non-affiliates of the registrant as April 12, 2007 was $5,543,010.

The number of shares of Common Stock outstanding as of April 12, 2007 was 291,737,357.

Index

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 720 customers. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

Index
In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed during fiscal year 2006. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 completed during fiscal year 2006 will serve 74 condominiums. All of these pipelines will be operated by Largo Vista under long term supply contracts.

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

For pipeline agreements with private developers and all other LPG sales, the Company collects payments from developers and customers pursuant to sales agreements, and recognizes revenues when services was provided or products are delivered, as the collectibility can be reasonably assured.
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

Index
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

Resolution with Shanghai Oil remains highly uncertain, and Largo Vista does not foresee any economic benefit materializing from the Agreement. While Largo Vista has reserved its rights to pursue all available remedies it may have against Shanghai Oil, actually pursuing these remedies may be prohibitively expensive. On December 22, 2005, Largo Vista’s board of directors unanimously adopted a resolution to cancel the 97,364,597 shares that were issued Shanghai Oil under the Agreement and to return those shares to Largo Vista’s reserve of authorized but unissued shares of capital stock.

Affiliate and Subsidiary Relationships.

Largo Vista Group, Ltd. has three wholly-owned subsidiaries, none of which have current operations. These are  Largo Vista, Inc., Largo Vista International Corp, and Largo Vista Construction Inc. In addition, Largo Vista Group, Ltd has a controlling financial interest in Zunyi Jiahong Gas Co. Ltd through a "doing business agreement" which results in financial statement consolidation.

Index
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

Index
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

Largo Vista has a number of pipeline projects in various planning or construction phases and it is management's belief that this area is one of the most profitable in the long term. In November, 2002 Largo Vista’s Pipeline Project Number 1 was completed

Index
and a long term service contract to maintain and supply LPG to its customers along the pipeline was signed. In December of 2004, Largo Vista’s Pipeline Project Number 2 was substantially completed. Largo Vista has also signed contracts for Pipeline Projects Number 3 through Number 6 (terms and details of some of the contracts are not finalized), all in the same area, as discussed above under “Business of the Issuer.” - Number 3 was completed during 2005 and Number 5 was completed during 2006.

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

Index
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

Index
Employees

Largo Vista has no employees in the United States and relies on outside consultants for legal, accounting and organizational services as needed. Operations in Zunyi and Wuhan have a total of 15 employees, including management, all of whom are full-time employees.

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

RISK FACTORS CONCERNING OUR BUSINESS

Largo Vista has a history of losses, expects to incur additional losses and may never achieve profitability. During Largo Vista’s fiscal year ended December 31, 2006, the Company generated only $701,727 of revenue and realized a net loss $240,948. Largo Vista has yet to generate profits from operations and consequently is unable to predict with any certainty whether its operations will become a commercially viable business. In order for Largo Vista to become profitable, it will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

Index
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

Largo Vista is owed a substantial portion of its accounts receivable from the single source of the government of the city of Zunyi, China. Pursuant to the its agreement with Largo Vista in February 2002, the government of Zunyi paid Largo Vista 50% of the total contracted installation price, or $154,438. The Zunyi government also has an obligation to collect the remaining 50% of contract price from the households obtaining LPG from the pipeline on behalf of the Company. Management determined that the collectibility and length of time to collect the amount due can not be reasonably assured. Accordingly, revenues are recognized as collected for the project. In May 2003, the Company entered into its Second Agreement (“Second Agreement”) with the government of Zunyi to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. Pursuant to the Second Agreement, the government of Zunyi is obligated to pay to the Company 50% of the total contract price, or $87,258, which was paid during 2004. Management determined that the collectibility and length of time to collect the amount due cannot be reasonably assured. Accordingly, revenues are recognized as collected for the project.

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

Our principal executive and administrative offices are located in Newport Beach, California which consist of 193 square feet. The offices are occupied on a month-to-month lease at a rate of $755 per month. We believe these facilities are adequate and suitable to meet our needs for the foreseeable future.

Index
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

On March 20, 2007, Largo Vista Group, Ltd. (the “Company”), received a Wells Notice letter from the staff of the U.S. Securities and Exchange Commission (the “SEC” or “Commission”) flowing from a formal investigation conducted by the SEC. The Company disclosed on August 22, 2005 that the SEC commenced a non-public, formal investigation against the Company.

The Wells Notice to the Company indicates that the staff is considering recommending that the Commission bring a civil injunctive action against the Company for alleged violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities and Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14 and 13b2-2 thereunder.

The Wells Notice also indicates that the Commission may seek injunction, civil penalty and disgorgement (including prejudgment interest) against the Company.

The Company has been informed that Shan Deng, a Director, President and Chief Executive Officer of the Company and Albert Figueroa, a Director and Secretary of the Company, have also received Wells Notice letters from the SEC indicating that the staff is considering recommending that the Commission bring a civil injunctive action against both of them for alleged violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b) of the Securities and Exchange Act of 1934 and Rules 10b-5 thereunder and aiding and abetting violations of Section 13(a) and Rules 12b-20, 13a-1, 13a-11, 13a-13, 13a-14 and 13b2-2 thereunder. Mr. Deng’s Wells Notice indicates that the Commission may seek a permanent injunction, disgorgement (with prejudgment interest) a civil penalty and an officer and director bar against Mr. Deng. Mr. Figueroa’s Wells Notice indicates that the Commission may seek a permanent injunction, a civil penalty and an officer and director bar against Mr. Figueroa.

Under the SEC procedures, a Wells Notice from the SEC affords recipients an opportunity to present information and defenses in response to the SEC’s Division of Enforcement staff prior to the staff making its formal recommendation to the Commission on whether any action should be authorized. There can be no assurance that the SEC will not bring a civil enforcement action against the Company or its officers.

The Company continues to cooperate fully with the SEC investigation relating to this matter. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the 4th quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol LGOV.

The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarterly period in 2006 and 2005. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Index

Bid
	High		Low
4th Quarter 2006	$ 0.04		$ 0.02
3rd Quarter 2006	$ 0.05		$ 0.03
2nd Quarter 2006	$ 0.05		$ 0.03
1st Quarter 2006	$ 0.08		$ 0.03

4th Quarter 2005	$0.05		$ 0.03
3rd Quarter 2005	$ 0.11		$ 0.04
2nd Quarter 2005	$ 0.20		$ 0.10
1st Quarter 2005	$ 0.33		$ 0.05

As of March 16, 2007, the Company had approximately 677 shareholders on record.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:

On April 8, 2006, we issued an aggregate of 821,613 shares of Common Stock to Albert Figueroa, Corporate Secretary and a Director for 2005 consulting services valued at $60,000.

On April 8, 2006, we issued an aggregate of 68,634 shares of Common Stock to Albert Figueroa, Corporate Secretary and a Director in exchange for $4,804 of 2005 expenses paid on behalf of the Company.

On April 8, 2006, we issued an aggregate of 710,532 shares of Common Stock, for consulting services starting July, 2005 to March, 2006 valued at $27,000.

On April 8, 2006, we issued an aggregate of 2,091,666 shares of Common Stock to several private investors, valued at $42,650.

On April 8, 2006, we issued an aggregate of 992,632 shares of Common Stock for attorney services from August 21, 2005 to December 31, 2006 valued at $28,290.

On April 18, 2006, we issued an aggregate of 4,371,428 shares of Common Stock to several private investors, valued at $76,500.

On July 11, 2006, we issued an aggregate of 256,081 shares of Common Stock, for 2006 consulting services valued at $9,000.

On August 30, 2006, we issued an aggregate of 1,601,871 shares of Common Stock to several private investors, valued at $24,000.

On October 6, 2006, we issued an aggregate of 279,494 shares of Common Stock, for 2006 consulting services valued at $9,000.

Index

All stock issuances were conducted pursuant to section 4(2) under the 1933 Act without the involvement of underwriters. Stock issuances other than for cash were valued at market, generally determined by the low bid quotation.

Index

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

Index
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

During June of 2005, Shanghai Oil notified Largo Vista that it had not received any fuel oil under the Asiacorp Contract.  As Largo Vista had not received any payments from Shanghai Oil, it did not release any of its shares of Common Stock to Shanghai Oil.  On approximately July 1, 2005, Largo Vista sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to Largo Vista under the Agreement.  Although Shanghai Oil has indicated to Largo Vista that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of the date of this annual report, Largo Vista has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

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

Index
Basis of Presentation

The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. Largo Vista has incurred a net loss of $240,948 for the year ended December 31, 2006 and as of December 31, 2006, had a working capital deficiency of $1,048,576.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Stock-Based Compensation

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

Index
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

In February 2002, the Company entered into an agreement (“Agreement”) with Zunyi Municipal Government (“Government”) to design and install LPG pipeline systems in residential areas in the city of Zunyi, China on behalf of Government. In exchange for installing the pipeline, the Agreement provides for the Company to be the sole LPG supplier for those households. The Company substantially completed the installation of the LPG pipeline as of December 31, 2002. Pursuant to the Agreement, Government

Index
had paid to the Company 50% of the total contracted installation price, and the Company has to collect the remaining 50% of contract price directly from the customers. The Company’s management has determined that the collectibility and length of time to collect the amount due from customers cannot be reasonably assured. Accordingly, revenues are recognized as collected in connection with the portion of the contracted price to be collected from customers.

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

Index
Results of Operations

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

The Company's 2006 revenues of $701,727 are attributable to liquid petroleum gas sales and pipeline projects at its Zunyi facility located in South China. This is a 91% increase from the revenues of $367,108 in 2005. This is mainly attributable to pipeline project number 5 and number 7 completed during the fiscal year 2006. There was no business of big wholesales of LPG in the year 2006.

The following table shows the revenues reported by the Company for fiscal years 2005 and 2006 broken down by LPG Sales, Pipeline Projects and Pipeline Operations, in U. S. Dollars:

Fiscal Year	LPG Sales	Pipeline Projects	Pipeline Operations	TOTAL

2005	$ 308,505	$ 28,567	$ 30,036	$ 367,108

2006	$ 375,758	$ 295,698	$ 30,271	$ 701,727

The Company incurred costs of sales of $586,906, or 83.6% of sales in connection with the LPG revenues during 2006, compared to $341,235, or 93.0% in 2005. This increase can be attributed to fluctuation in the cost of pipeline projects. This resulted in an increase in gross profit to 16% in 2006 from 7% in 2005.

Selling and administrative expenses decreased from $334,382 during 2005 to $313,883 during 2006, a decrease of 6.1%. This decrease was due primarily to lowered attorney, consulting and other professional fees.

Interest expense was $38,783 for 2006 compared to $37,623 in 2005.

The net loss from operations decreased to $240,948, or 39.9% in 2006 from $345,208, or 94.0%, in 2005.

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

Index
Liquidity and Capital Resources

As of December 31, 2006, the Company had a working capital deficit of $1,048,576. We generated a negative cash flow of $116,838 from operating activities during 2006. This was a result of our net loss of $240,948, adjusted principally for $3,103 of depreciation, common stock issued in exchange for $38,140 of services, $72,645 of increases in assets, and $155,512 of increase in accrued and other liabilities. We met our cash requirements during the year primarily through the sale of $148,149 of private placement stock purchases. We repaid $56,473 of related party loans.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2006 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

Index
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Off-Balance Sheet Arrangements

Largo Vista currently has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Index
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

LARGO VISTA GROUP, LTD.

Index

LARGO VISTA GROUP, LTD.

Index

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Largo Vista Group, Ltd.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Largo Vista Group, Ltd. and its wholly-owned subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

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

McLean, Virginia March 19, 2007, except as to Note K(e) and N, which is as of March 30, 2007	/S/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP Russell Bedford Stefanou Mirchandani LLP Certified Public Accountants

Index

LARGO VISTA GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalent	$53,992	$75,642
Accounts receivable, net of allowance for doubtful account of $0 at December 31, 2006 and 2005	187,965	287
Employee advances	10,734	11,064
Inventories, at cost (Note C)	21,078	17,689
Prepaid expenses and other	11,672	129,764
Total current assets	285,441	234,446

Property and equipment, at cost (Note D)	17,017	16,636
Less: accumulated depreciation	15,703	12,635
	1,314	4,001

Deposits	755	755

Total assets	$287,510	$239,202

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note E)	$606,927	$546,565
Notes payable to related parties (Notes F)	529,473	595,546
Due to related parties (Notes G)	197,617	194,432
Total Current Liabilities	1,334,017	1,336,543

Commitment and contingencies (Note K)	-	-

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at December 31, 2006 and 2005 (Note H)	-	-
Common Stock, $0.001 par value; 400,000,000 shares authorized, 288,829,354 and 277,635,403 shares issued and outstanding at December 31, 2006 and 2005 , respectively (Note H)	288,829	277,635
Additional paid-in capital	15,614,393	15,344,344
Subscription payable (Note H)	30,000	25,000
Accumulated deficit	(16,983,232)	(16,742,284)
Accumulated other comprehensive income:
Foreign currency translation adjustment	3,503	(2,036)
Deficiency in stockholders' equity	(1,046,507)	(1,097,341)

Total liabilities and deficiency in stockholders' equity	$287,510	$239,202

See the accompanying notes to the consolidated financial statements

Index

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenue	$701,727	$367,108
Cost of sales	586,906	341,235
Gross profit	114,821	25,873

Operating expenses:
Selling general and administrative	313,883	334,382
Depreciation	3,103	3,076
	316,986	337,458

Loss from operations	(202,165)	(311,585)

Other income (expenses):
Other income, net	-	4,000
Interest (expense), net	(38,783)	(37,623)
Total other income (expenses)	(38,783)	(33,623)

Loss from operations before income taxes	(240,948)	(345,208)
Provision for income taxes (Note I)	-	-
Net loss	(240,948)	(345,208)

Other comprehensive income (loss): foreign currency translation income (loss)	5,539	(5,736)

Comprehensive (loss)	$(235,409)	$(350,944)

Loss per common share (basic and assuming diluted) (Note J)	$(0.00)	$(0.00)
Weighted average shares outstanding (Note J)	283,727,030	277,362,170

See the accompanying notes to the consolidated financial statements

Index

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

					Foreign
			Additional	Stock	Currency
	Common	Stock	Paid-In	Subscription	Translation	Accumulated
	Shares	Amount	Capital	Payable	Adjustment	Deficit	Total
Balance, January 1, 2005	269,963,856	$269,964	$15,184,356	$18,458	$3,700	$(16,397,076)	$(920,598)
Shares issued to consultants in exchange for accrued service fees	4,923,963	4,924	79,076	-	-	-	84,000
Shares issued in exchange for expenses paid by shareholders	1,517,038	1,517	22,705	-	-	-	24,222
Shares issued for stock subscribed in prior year	1,230,546	1,230	17,228	(18,458)	-	-	-
Common Stock subscribed	-	-	-	25,000	-	-	25,000
Capital contributed by related parties	-	-	40,979	-	-	-	40,979
Foreign currency translation adjustment	-	-	-	-	(5,736)	-	(5,736)
Net loss	-	-	-	-	-	(345,208)	(345,208)
Balance at December 31, 2005	277,635,403	277,635	15,344,344	25,000	(2,036)	(16,742,284)	(1,097,341)
Common Stock issued for services rendered and accrued service fees	3,060,352	3,060	130,230	-	-	-	133,290
Common Stock issued for payment for expenses paid	68,634	69	4,735	-	-	-	4,804
Common Stock issued for cash and stock subscribed in prior year	8,064,965	8,065	135,084	(25,000)	-	-	118,149
Common Stock subscribed	-	-	-	30,000	-	-	30,000
Foreign currency translation adjustment					5,539		5,539
Net loss	-	-	-	-	-	(240,948)	(240,948)
Balance at December 31, 2006	288,829,354	$288,829	$15,614,393	$30,000	$3,503	$(16,983,232)	$(1,046,507)

See the accompanying notes to the consolidated financial statements

Index

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(240,948)	$(345,208)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	3,103	3,076
Common Stock issued in exchange for services rendered (Note H)	38,140	-
Changes in assets and liabilities:
Accounts receivable	(187,678)	6,585
Inventories	(3,389)	(8,413)
Employee advances	330	2,744
Prepaid expenses and other	118,092	(29,985)
Accounts payable and other liabilities	155,512	77,626
Customer Deposits	-	(4,707)
NET CASH USED IN OPERATING ACTIVITIES	(116,838)	(298,282)

NET CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(381)	-
NET CASH USED IN INVESTING ACTIVITIES:	(381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of commons stock and Common Stock subscription (Note H)	148,149	25,000
Capital contributions from related parties (Note G)	-	40,979
Proceeds from related parties, net of repayments	(56,473)	211,727
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,676	277,706
Effect of exchange rates on cash	3,893	1,653

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,650)	(18,923)
Cash and cash equivalents at the beginning of the year	75,642	94,565
Cash and cash equivalents at the end of the year	$53,992	$75,642

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$731	$-
Income taxes paid	-	-
Common Stock issued in exchange for accrued service fees (Note H)	95,150	84,000
Common Stock issued in exchange for services rendered (Note H)	38,140	-
Common Stock issued in exchange for due to related parties (Note H)	4,804	24,222
Common Stock issued in exchange for Common Stock subscribed in prior year (Note H)	25,000	18,458

See the accompanying notes to the consolidated financial statements

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006AND 2005

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., and Largo Vista International Corp. Largo Vista, Inc. is formed under the laws of the State of California and is inactive. Largo Vista Construction, Inc. is formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. is formed under the laws of Panama and is inactive. The Company also has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation (see Note K). Jiahong is registered under the Chinese laws in the Peoples Republic of China.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives (Note D).

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

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the year. Dilutive Common Stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2006 and 2005, Common Stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Inventories

Inventories consist primarily of LPG. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations (Note C). Inventories are stated at the lower of cost or market.

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

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2006 and 2005.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for 2006 and 2005.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $240,948 and $345,208 during the year ended December 31, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $1,048,576 as of December 31, 2006.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2006 and 2005.

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

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the years ended December 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure:

December 31,
2005
Net loss	$(345,208)
Deduct: stock-based compensation expense, net of tax, fair value	-
Add: stock-based compensation expense, net of tax, intrinsic value	-
Pro forma net loss	$(345,208)

Net loss per common share — basic (and assuming dilution):
As reported	$(0.00)
Pro forma	$(0.00)

The Company had no employee stock options issued and outstanding at December 31, 2006. All prior awards of stock options were vested at the time of issuance in prior years.

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE B - AGREEMENT TO SELL STOCK TO SHANGHAI OFFSHORE OIL GROUP

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

During June of 2005, Shanghai Oil notified the Company that it had not received any fuel oil under the Asiacorp Contract.  As the Company had not received any payments from Shanghai Oil, it did not release any of its shares of Common Stock to Shanghai Oil.  On or about July 1, 2005, The Company sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to the Company under the Agreement.  Although Shanghai Oil has indicated to the Company that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of December 31, 2006, the Company has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

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

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of December 31, 2006 and 2005 are as follows:

	2006	2005
Liquid petroleum gas	$9,545	$6,670
Packaging bottles	10,511	10,417
Supplies	1,022	602
	$21,078	$17,689

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 years. The Company’s property and equipment at December 31, 2006 and 2005 consists of the following:

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D - PROPERTY, PLANT AND EQUIPMENT (Continued)

	2006	2005
Office furniture and equipment	$4,013	$3,632
Transportation equipment	13,004	13,004
Total	17,017	16,636
Accumulated depreciation	(15,703)	(12,635)
	$1,314	$4,001

Depreciation expense included as a charge to income amounted to $3,103 and $3,076 for the year ended December 31, 2006 and 2005, respectively.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Accrued expenses	$407,838	$385,518
Accrued interest	199,089	161,047
	$606,927	$546,565

NOTE F - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2006 and 2005 consists of the following:

	2006	2005
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured	$463,328	$537,401
Notes payable on demand to Company’s shareholder (former CFO); interest payable monthly at 7% per annum; unsecured	9,400	9,400
Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured	10,000	12,000
Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured	46,745	36,745

Total	529,473	595,546
Less: current portion	(529,473)	(595,546)
	$-	$-

NOTE G - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note F, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2006 and 2005 was $29,081.

The Company’s former Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the former Chief Financial Officer at December 31, 2006 and 2005 was $1,875 and $4,804, respectively. The Company issued Common Stock in exchange for $4,804 of due to the related party during the year ended December 31, 2006 (Note H).

The Company’s Chief Executive Officer has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at December 31, 2006 and 2005 was $166,661 and $160,547, respectively.

During the year ended December 31, 2005, the Company’s Chief Executive Officer and significant shareholders contributed cash of $40,979 to the Company as working capital.

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of December 31, 2006 and 2005, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of Common Stock, with a par value of $.001 per share. As of December 31, 2006 and 2005, the Company has 288,829,354 and 277,635,403 shares of Common Stock issued and outstanding, respectively.

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

During the year ended December 31, 2005, the Company Chief Executive Officer significant shareholders contributed cash of $40,979 to the Company’s working capital. The Company also received proceeds of $25,000 in exchange for 1,166,666 shares of Common Stock subscribed. The Company has accounted for the $25,000 as Common Stock subscription payable at December 31, 2005. The common shares subscribed were issued in fiscal year 2006.

During the year ended December 31, 2006, the Company issued an aggregate of 8,064,965 shares of common stock in exchange for $118,149 of proceeds, net of costs and fees, and the $25,000 of common stock subscribed in prior year. The Company issued an aggregate of 3,060,352 shares of common stock to consultants in exchange for services fees of $38,140 and accrued service fees of $95,150. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 68,634 shares of common stock to officers and consultants in exchange for $4,804 of expenses paid on behalf of the Company. The Company also received proceeds of $30,000 in exchange for 2,400,000 shares of common stock subscribed. The Company has accounted for the $30,000 as common stock subscription payable at December 31, 2006.

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

At December 31, 2006, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $17,000,000, expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2006 are as follows:

Non Current:
Net operating loss carryforward	$5,910,000
Valuation allowance	(5,910,000)
Net deferred tax asset	$-

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

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE J - EARNINGS (LOSSES) PER SHARE (Continued)

	2006	2005
Net loss available to Common Stockholders	$(240,948)	$(345,208)
Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	283,727,030	277,362,170

NOTE K - COMMITMENTS AND CONTINGENCIES

a)	Lease Commitments

The Company leases office space on a month-to-month basis at base rent of $755 per month in Newport Beach, California for its corporate offices. The Company leases distribution and office facilities in Zunyi City, Province of Guizhou, China and office facilities in Wuhan, China. Commitments for minimum rentals under non-cancelable leases at the end of 2006 are as follows.

Year:	Amount:
2007	$4,558
2008 and after	-

Rental expense charged to operations was $15,504 and $12,929 for the year ended December 31, 2006 and 2005, respectively.

b)	Sublease Agreement

The Company leased an office suite on a month-to-month basis at base rent of $590 per month in Newport Beach, California and subleases the office to a third party for $2,000 per month starting May 2003 ending February, 2005. During the year ended December 31, 2005, the Company recorded $4,000 of rentals received as other income, net of costs and expenses.

c)	Consulting Agreements

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

d)	DBA Agreement

The Company has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation. The original agreement was entered into in August 2002 and subsequent to the date of the financial statements, the Company and Jiahong extended the DBA agreement through August 2017. The agreement is not terminable by Jiahong and the Company has exclusive authority of all decision-making of ongoing operations of Jiahong. The Company agreed to pay Jiahong annual fees, at the option of the Company, in the amount of RMB 50,000 (approximately US$6,300), or 20% of the distributable net profit generated from Jiahong operations. At December 31, 2006 and 2005, no fees were due Jiahing in connection with the DBA agreement.

Index

e)	Litigation

In August 2005, the staff of the Los Angeles office of the Securities and Exchange Commission advised the Company that it had initiated a formal, non-public inquiry.  The Company and its officers have received document subpoenas seeking documents related to the previously announced contract between the Company and Shanghai Oil (Note B) and trading in the securities of the Company, among other things.

While the Company is confident in its practices, there is a risk that an enforcement proceeding will be recommended by the staff of the Commission as a result of this formal investigation. An enforcement proceeding could include allegations by the SEC that the Company and/or its officers violated, among others, the anti-fraud and books and records provisions of federal securities laws, and the rules hereunder. It cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching settlement. The Company has been and expects to continue to cooperate with the ongoing SEC investigation.

On March 20, 2007, Largo Vista Group, Ltd. (the “Company”), received a Wells Notice letter from the staff of the U.S. Securities and Exchange Commission (the “SEC” or “Commission”) flowing from a formal investigation conducted by the SEC. The Company disclosed on August 22, 2005 that the SEC commenced a non-public, formal investigation against the Company.

The Wells Notice to the Company indicates that the staff is considering recommending that the Commission bring a civil injunctive action against the Company for alleged violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities and Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14 and 13b2-2 thereunder.

The Wells Notice also indicates that the Commission may seek injunction, civil penalty and disgorgement (including prejudgment interest) against the Company.

The Company has been informed that Shan Deng, a Director, President and Chief Executive Officer of the Company and Albert Figueroa, a Director and Secretary of the Company, have also received Wells Notice letters from the SEC indicating that the staff is considering recommending that the Commission bring a civil injunctive action against both of them for alleged violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b) of the Securities and Exchange Act of 1934 and Rules 10b-5 thereunder and aiding and abetting violations of Section 13(a) and Rules 12b-20, 13a-1, 13a-11, 13a-13, 13a-14 and 13b2-2 thereunder. Mr. Deng’s Wells Notice indicates that the Commission may seek a permanent injunction, disgorgement (with prejudgment interest) a civil penalty and an officer and director bar against Mr. Deng. Mr. Figueroa’s Wells Notice indicates that the Commission may seek a permanent injunction, a civil penalty and an officer and director bar against Mr. Figueroa.

Under the SEC procedures, a Wells Notice from the SEC affords recipients an opportunity to present information and defenses in response to the SEC’s Division of Enforcement staff prior to the staff making its formal recommendation to the Commission on whether any action should be authorized. There can be no assurance that the SEC will not bring a civil enforcement action against the Company or its officers.

The Company continues to cooperate fully with the SEC investigation relating to this matter. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

Index
LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Country Risk

As the Company's principal operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, the Company's transactions undertaken in the PRC are denominated in Chinese Yuan Renminbi (CNY), which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of CNY into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

NOTE L - BUSINESS CONCENTRATION

During the year ended December 31, 2006, sales to one major customer amounted $267,747, or 38.16% of total sale. Accounts receivable from this customer amounted $181,261. There were no customers accounted for greater than 10% of sales during the year ended December 31, 2005.

During the year ended December 31, 2006, purchases from one major LPG vendor amounted $383,760, or 99% of total purchases. Accounts payable to these vendors amounted $598. During the year ended December 31, 2005, purchases from one major LPG vendor amounted $350,704, or 99% of total purchases. Accounts payable to these vendors amounted $12,731.

LARGO VISTA GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE M - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2006 and 2005, the Company incurred losses from operations of $240,948 and $345,208, respectively. The Company's current liabilities exceeded its current assets by $1,048,576 as of December 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE N - SUBSEQUENT EVENTS

On March 20, 2007, Largo Vista Group, Ltd. (the “Company”), received a Wells Notice letter from the staff of the U.S. Securities and Exchange Commission (the “SEC” or “Commission”) flowing from a formal investigation conducted by the SEC. The Company disclosed on August 22, 2005 that the SEC commenced a non-public, formal investigation against the Company.

The Wells Notice to the Company indicates that the staff is considering recommending that the Commission bring a civil injunctive action against the Company for alleged violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities and Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14 and 13b2-2 thereunder.

The Wells Notice also indicates that the Commission may seek injunction, civil penalty and disgorgement (including prejudgment interest) against the Company.

The Company has been informed that Shan Deng, a Director, President and Chief Executive Officer of the Company and Albert Figueroa, a Director and Secretary of the Company, have also received Wells Notice letters from the SEC indicating that the staff is considering recommending that the Commission bring a civil injunctive action against both of them for alleged violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b) of the Securities and Exchange Act of 1934 and Rules 10b-5 thereunder and aiding and abetting violations of Section 13(a) and Rules 12b-20, 13a-1, 13a-11, 13a-13, 13a-14 and 13b2-2 thereunder. Mr. Deng’s Wells Notice indicates that the Commission may seek a permanent injunction, disgorgement (with prejudgment interest) a civil penalty and an officer and director bar against Mr. Deng. Mr. Figueroa’s Wells Notice indicates that the Commission may seek a permanent injunction, a civil penalty and an officer and director bar against Mr. Figueroa.

Under the SEC procedures, a Wells Notice from the SEC affords recipients an opportunity to present information and defenses in response to the SEC’s Division of Enforcement staff prior to the staff making its formal recommendation to the Commission on whether any action should be authorized. There can be no assurance that the SEC will not bring a civil enforcement action against the Company or its officers.

The Company continues to cooperate fully with the SEC investigation relating to this matter. The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

Index

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our accountants on accounting and financial disclosure

Item 8A.	CONTROLS AND PROCEDURES

As of December 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position
Albert N. Figueroa	40	Director; Secretary
Deng Shan	55	Interim Chief Executive officer and Chairman of the Board of Directors
Denise Deng	31	Chief Financial Officer

Directors serve until the next annual meeting of shareholders, or until their successors are elected.

Albert N. Figueroa, Secretary and Director, is in charge of day-to-day business operations of Largo Vista in the United States, as well as being a liaison with all outside service providers, and generally maintains the consistency of information within the Company. Mr. Figueroa joined the Company in July 1991.

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

Ms. Denise Deng, registrant’s new Chief Financial Officer, has over nine (9) years of diverse financial management experience. For the nine (9) years, she has held a variety of financial planning and analysis, accounting. Ms. Deng majored in accounting and obtained the qualification of accounting profession from Henan Finance Institute in China. She graduated from Normal University of Center of China as a Major in Enterprises Management. Ms. Deng has been involved with Largo Vista Group, Ltd. since 1999 and started working as Financial Manager of Kunming Xinmao Petrochemical Industry Co., Ltd. and created the accounting system. Currently, Ms. Deng is the General Manager of Zunyi Jiahong Gas Company, Ltd. (for Largo Vista Group) and has created a new management system for the business.

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

Index
The Company has adopted a Policy Statement on Business Ethics and Conflicts of Interest, which was approved by the Board of Directors, applicable to all employees, which is attached as an exhibit to this report.

Item 10.	EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the last three years to its executive officers.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings($) (h)	All Other Compensation($) (i)	Total($) (j)
Deng Shan CEO	2006 2005 2004	84,000 0 0		0 0 0

Albert Figueroa Secretary	2006 2005 2004	0 0 0		60,000 54,000 12,500

Denise Deng CFO	2006 2005 2004	4,500 0 0		0 0 0

Notes:
The officers listed above were paid their salary in a combination of stock options, Common Stock and/or cash. Any issuance of Common Stock was valued at market, generally determined by the closing price on the first day of trading of the following month.

Albert Figueroa, serves under a semi- annual consulting contract renewed effective January 1, 2006 at annualized compensation of $60,000 that may be terminated upon 30 days written notice of either party.

On April 8, 2006, we issued an aggregate of 821,613 shares of Common Stock to Albert Figueroa, for 2005 consulting services valued at $60,000.

On January 13, 2005, we issued an aggregate of 3,165,404 shares of Common Stock to Albert Figueroa, for 2004 consulting services valued at $54,000.

On March 2, 2004, we issued an aggregate of 664,187 shares of Common Stock to Albert Figueroa, for August to December 2003 consulting services valued at $12,500.

Deng Shan, CEO, serves under a semi- annual Agreement for Services renewed effective January 1, 2006 at annualized compensation of $84,000 that may be terminated upon 30 days written notice of either party. Mr. Deng agreed to waive the unpaid salary during the year ended December 31, 2005 and 2004. Salary during 2006 was unpaid and accrued.

Denise Deng, Chief Financial Officer serves for an initial term of one (1) year, subject to automatic renewal from year to year thereafter unless either party gives notice of termination at least ninety (90) days prior to the automatic renewal date, at a base salary of $18,000 per year. Ms. Deng was appointed as the Company’s CFO on September 15, 2006.

The members of the Company's Board of Directors receive no additional compensation for serving as directors.

Index

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership as of March 16, 2007 of the Company's Common Stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and officer of the Company.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Albert Figueroa	3,945,134 (a)	1.36%

Common Stock	Deng Shan	80,377,285 (b)	27.80%

All Officers and Directors as a group (2 persons)		84,322,419	29.16%

(a) Mr. Figueroa owns 3,945,134 shares personally and his spouse owns 100,000 shares , which may be deemed to be beneficially owned by Mr. Figueroa. Mr. Figueroa disclaims beneficial ownership of such shares.

(b) Mr. Deng Shan owns 2,119,396 shares personally, and 78,257,889 shares through his majority owned corporation, Proton Technology Corporation Limited.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Notes payable to related parties at December 31, 2006 and 2005 consists of the following:

	2006	2005
Notes payable on demand to Deng Shan Company’s Chairman; interest payable monthly at 7% per annum; unsecured	$463,328	$537,401
Notes payable on demand to Albert Figueroa ; interest payable monthly at 7% per annum; unsecured	9,400	9,400
Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured	10,000	12,000
Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured	46,745	36,745

Total	529,473	595,546
Less: current portion	(529,473)	(595,546)
	$-	$-

A consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2006 and 2005 was $29,081.

The Company’s former Chief Financial Officer Albert Figueroa has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the former Chief Financial Officer at December 31, 2006 and 2005 was $1,875 and $4,804, respectively. The Company issued Common Stock in exchange for $4,804 of due to the related party during the year ended December 31, 2006.

Index
The Company’s Chief Executive Officer Deng Shan has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at December 31, 2006 and 2005 was $166,661 and $160,547, respectively.

During the year ended December 31, 2005, the Company’s Chief Executive Officer and significant shareholders contributed cash of $40,979 to the Company as working capital.

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

Index

10.16*
Memorandum of Association Limited Liability Company. Largo Vista Group, Ltd., LLC, Dubai, UAE, October 12, 1999, Largo Vista Group, Ltd., UAPC, and Sheik Al Shabani, named Largo Vista Group Limited, Limited Liability Company of the UAE (filed Form 10SB-A1, 1/14/2000 as EX-10.G)

10.17*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller, November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.18*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller, December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.19*	Employment Agreement Daniel J. Mendez 1999 (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)
10.20*	Consultant Agreement Deng Shan 1999 (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
10.21*	Contract. "Enterprise Ownership Transfer Agreement", November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
10.22*	Contract. "Agreement on Payment", November 8, 1995 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
10.23*	Contract. "Agreement on Supply of Liquified Petroleum Gas", March 18, 1996 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
10.24*	Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi 3/21/2000)
10.25*	Agreement on Zunyi Pipeline Project No.1 Largo Vista Group, Ltd - Proton Enterprise (Wuhan) LTD., China (Agent Agreement)
10.26*	Zunyi Pipeline #1 Contract Proton Enterprise (Wuhan) LTD. & Construction Headquarters of Zunyi Municipal Government, Dated February 2, 2002
10.27*	Gas Supply Contract Between Proton Enterprise (Wuhan) LTD. and Zunyi Government Administration Construction Team, Dated October 15, 2002 40 Years Exclusive Right
10.28*	Zunyi Jiahong Gas Co., Ltd. & Largo Vista Group, Ltd. Lease Agreement No.JHLGOV0802 Dated August 27, 2002
10.29*	Policy Statement on Business Ethics and Conflicts of Interest
10.30*	Agreement and Assignment of Certain Contractual Rights and Benefits between Largo Vista Group, Ltd. and Shanghai Offshore Oil Group (HK) Co., Ltd.
21**	Subsidiaries of Largo Vista Group, Ltd.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification of Deng Shan Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Denise Deng Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission
**Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2006 and 2005:

	DECEMBER 31, 2006	DECEMBER 31, 2005

1. Audit Fees	$ 58,174	$ 106,104

2. Audit Related Fees	--	--

3. Tax Fees	900	--

4. All Other Fees	--	--

Total Fees	$ 59,074	$ 106,104

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Index

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

Audit Committee’s Pre-Approval Policies and Procedures

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

LARGO VISTA GROUP, LTD.

Signature	Title	Date

/s/Denise Deng	Chief Financial Officer	April 13, 2007
Denise Deng

/s/Deng Shan	Interim CEO	April 13, 2007
Deng Shan