Form 10QSB
period 2007-03-31
LARGO VISTA GROUP LTD
filed 2007-05-15
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

COMMISSION FILE NUMBER 000-30426

LARGO VISTA GROUP, LTD
(Name of Small Business Issuer in Its Charter)

Nevada	76-0434540
(State of Incorporation)	(IRS Employer Identification No.)

4570 Campus Drive	Newport Beach, CA 92660
(Address of Principal Executive Offices)

(949) 252-2180
ISSUER'S TELEPHONE NUMBER

Indicate by checking the box below, whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes [     ]    No [ X ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [     ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 291,737,357 shares of Common Stock ($.001 par value) as of May 8, 2007.

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalent	$38,382	$53,992
Accounts receivable, net	124,794	187,965
Employee advances	17,551	10,734
Inventories, at cost (Note B)	18,292	21,078
Prepaid expenses and other	21,056	11,672
Total current assets	220,075	285,441

Property and equipment, at cost	17,017	17,017
Less: accumulated depreciation	16,425	15,703
	592	1,314

Deposits	755	755

Total assets	$221,422	$287,510

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$708,906	$606,927
Notes payable to related parties (Note E)	482,773	529,473
Due to related parties (Note F)	204,738	197,617
Total Current Liabilities	1,396,417	1,334,017

Commitment and contingencies (Note G)	-	-

Deficiency in Stockholders' Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at March 31, 2007 and December 31 2006 (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 291,437,357 and 288,829,354 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively (Note C)	291,437	288,829
Additional paid-in capital	15,647,785	15,614,393
Subscription payable	-	30,000
Accumulated deficit	(17,114,328)	(16,983,232)
Accumulated other comprehensive income:
Foreign currency translation adjustment	111	3,503
Deficiency in stockholders' equity	(1,174,995)	(1,046,507)

Total liabilities and deficiency in stockholders' equity	$221,422	$287,510

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2007	2006
Revenue	$84,230	$106,846
Cost of sales	69,455	100,525
Gross profit (loss)	14,775	6,321

Operating expenses:
Selling general and administrative	136,365	74,660
Depreciation	722	783
	137,087	75,443

Loss from operations	(122,312)	(69,122)

Other income (expenses):
Interest income (expense), net	(8,784)	(8,748)
Total other income (expenses)	(8,784)	(8,748)

Loss from operations before income taxes	(131,096)	(77,870)
Provision for income taxes	-	-
Net loss	(131,096)	(77,870)

Other comprehensive income (loss): foreign currency translation income (loss)	(3,392)	(709)

Comprehensive (loss)	$(134,488)	$(78,579)

Loss per common share (basic and assuming diluted)	$(0.00)	$(0.00)
Weighted average shares outstanding	289,094,246	277,635,403

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(131,096)	$(77,870)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	722	783
Changes in assets and liabilities:
Accounts receivable	63,171	(788)
Inventories	2,786	1,043
Employee advances	(6,817)	(13,383)
Prepaid expenses and other	(9,384)	(15,290)
Accounts payable and other liabilities	107,979	54,986
Customer Deposits	-	62,226
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,361	11,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of commons stock and common stock subscription	-	17,650
Repayments to related parties loans and advances, net	(43,209)	(69,203)
NET CASH USED IN FINANCING ACTIVITIES	(43,209)	(51,553)

Effect of exchange rates on cash	238	58

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,610)	(39,788)
Cash and cash equivalents at the beginning of the period	53,992	75,642
Cash and cash equivalents at the end of the period	$38,382	$35,854

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-
Income taxes paid	-	-
Common stock issued for accrued service fees (Note C)	6,000	-
Common stock issued in exchange for common stock subscribed in prior period	30,000	-

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Largo Vista Group, Ltd. (the "Company") was incorporated under the laws of the State of Nevada. The Company is principally engaged in the distribution of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., and Largo Vista International Corp. Largo Vista, Inc. is formed under the laws of the State of California and is inactive. Largo Vista Construction, Inc. is formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. is formed under the laws of Panama and is inactive. The Company also has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation (see Note H). Jiahong is registered under the Chinese laws in the Peoples Republic of China.

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

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007
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

The Company had no employee stock options issued and outstanding at March 31, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

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
MARCH 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Liquid petroleum gas	$6,646	$9,545
Packaging bottles	10,614	10,511
Supplies	1,032	1,022
Total	$18,292	$21,078

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of March 31, 2007 and December 31, 2006, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2007 and December 31, 2006, the Company has 291,437,357 and 288,829,354 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2007, the Company issued an aggregate of 2,400,000 shares of its common stock for $30,000 of common stock subscribed during the year ended December 31, 2006. The Company issued an aggregate of 208,003 shares of its common stock in exchange for accrued services fees of $6,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

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

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007
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

During June of 2005, Shanghai Oil notified the Company that it had not received any fuel oil under the Asiacorp Contract.  As the Company had not received any payments from Shanghai Oil, it did not release any of its shares of common stock to Shanghai Oil.  On or about July 1, 2005, The Company sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to the Company under the Agreement.  Although Shanghai Oil has indicated to the Company that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of March 31, 2007, the Company has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

Resolution with Shanghai Oil remains highly uncertain, and the Company does not foresee any economic benefit materializing from the Agreement. While the Company has reserved its rights to pursue all available remedies it may have against Shanghai Oil, pursuing these remedies may be prohibitively expensive. On December 22, 2005, the Company's board of directors unanimously adopted a resolution to cancel the 97,364,597 shares that the Company agreed to issue to Shanghai Oil under the Agreement; none of these shares were released to Shanghai Oil prior the cancellation of shares on December 22, 2005.

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at March 31, 2007 and December 31, 2006 consists of the following:

	March 31, 2007		December 31, 2006
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured		$416,628		$463,328

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured		9,400		9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured		10,000		10,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured		46,745		46,745

Total:		482,773		529,473
Less:
Current portion		(482,773)		(529,473)

Long term portion	$	- 0 -	$	- 0 -

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at March 31, 2007 and December 31, 2006 was $29,081.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at March 31, 2007 and December 31, 2006 was $2,266 and $1,875, respectively.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at March 31, 2007 and December 31, 2006 was $173,391 and $166,661, respectively.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007
(UNAUDITED)

NOTE G - LITIGATION

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

NOTE H - DBA AGREEMENT

The Company has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation. The original agreement was entered into in August 2002 and in March 2007, the Company and Jiahong extended the DBA agreement through August 2017. The agreement is not terminable by Jiahong and the Company has exclusive authority of all decision-making of ongoing operations of Jiahong. The Company agreed to pay Jiahong annual fees, at the option of the Company, in the amount of RMB 50,000 (approximately US$6,300), or 20% of the distributable net profit generated from Jiahong operations. As of March 31, 2007 and December 31, 2006, no fees were due Jiahing in connection with the DBA agreement.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2007
(UNAUDITED)
NOTE I - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the three months ended March 31, 2007 and 2006, the Company incurred net losses of $131,096 and $77,870, respectively. The Company had accumulated deficit of $17,114,328 as of March 31, 2007. The Company's current liabilities exceeded its current assets by $1,176,342 as of March 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended March 31, 2007 the Company realized $84,230 of revenue compared to $106,846 for the same period in the prior year, a 21.17% decrease. This is primarily due to a decrease of revenues of retail operation in the first two months of 2007.

COSTS AND EXPENSES

The Company incurred costs of sales of $69,455 in connection with the LPG revenues during three months ended March 31, 2007, compared to $100,525 for the three months ended March 31, 2006. The decrease is primarily in connection with the decrease in sales revenue.

During the quarter ended March 31, 2007 the Company incurred $137,087 of operating expenses compared to $75,443 for the same period in the prior year. The increase of $61,644 was mainly attributable to the increase of consulting and other professional fees of US operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had a deficiency in working capital of $1,176,342. As a result of our net loss of $131,096. Our cash flow from operations was $27,361 during the three months ended March 31, 2007. This was a result of our net loss, adjusted principally for $722 of depreciation, $49,756 of decrease in assets, and $107,979 of increase in accrued and other liabilities. We repaid $43,209 of related party advances and loans. Our net cash decreased from $53,992 at December 31, 2006 to $38,382 at March 31, 2007, for a net decrease of $15,610.

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

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2006 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.

Off-Balance Sheet Arrangements

We have not had, and at March 31, 2007 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our annual report on Form 10-KSB for the year ended December 31, 2006 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been material changes to the factors so listed, and as such should reflect positively on future results. That annual report can be accessed in the EDGAR section of the SEC website.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 5.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2007, the Company issued an aggregate of 2,400,000 shares of its common stock for $30,000 of common stock subscribed during the year ended December 31, 2006. The Company issued an aggregate of 208,003 shares of its common stock in exchange for accrued services fees of $6,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 6. EXHIBITS

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

10.17*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller, November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.18*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller, December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.19*	Employment Agreement Daniel J. Mendez 1999 (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)
10.20*	Consultant Agreement Deng Shan 1999 (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
10.21*	Contract. "Enterprise Ownership Transfer Agreement", November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
10.22*	Contract. "Agreement on Payment", November 8, 1995 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
10.23*	Contract. "Agreement on Supply of Liquified Petroleum Gas", March 18, 1996 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
10.24*	Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi 3/21/2000)
10.25*	Agreement on Zunyi Pipeline Project No.1 Largo Vista Group, Ltd - Proton Enterprise (Wuhan) LTD., China (Agent Agreement)
10.26*	Zunyi Pipeline #1 Contract Proton Enterprise (Wuhan) LTD. & Construction Headquarters of Zunyi Municipal Government, Dated February 2, 2002
10.27*	Gas Supply Contract Between Proton Enterprise (Wuhan) LTD. and Zunyi Government Administration Construction Team, Dated October 15, 2002 40 Years Exclusive Right
10.28*	Zunyi Jiahong Gas Co., Ltd. & Largo Vista Group, Ltd. Lease Agreement No.JHLGOV0802 Dated August 27, 2002
10.29*	Policy Statement on Business Ethics and Conflicts of Interest
10.30*	Agreement and Assignment of Certain Contractual Rights and Benefits between Largo Vista Group, Ltd. and Shanghai Offshore Oil Group (HK) Co., Ltd.
21*	Subsidiaries of Largo Vista Group, Ltd.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification of Deng Shan Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Denise Deng Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission
**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARGO VISTA GROUP, LTD.

Date: May 14, 2007	By:	/s/ DENG SHAN
DENG SHAN
CHIEF EXECUTIVE OFFICER