Form 10QSB
period 2007-06-30
LARGO VISTA GROUP LTD
filed 2007-08-13
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 296,916,668 shares of Common Stock ($.001 par value) as of  August  , 2007.

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalent	$22,191	$53,992
Accounts receivable, net	130,509	187,965
Employee advances	30,062	10,734
Inventories, at cost (Note B)	20,413	21,078
Prepaid expenses and other	22,258	11,672
Total current assets	225,433	285,441

Property and equipment, at cost	17,017	17,017
Less: accumulated depreciation	16,634	15,703
	383	1,314

Deposits	755	755

Total assets	$226,571	$287,510

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$765,107	$606,927
Notes payable to related parties	482,773	529,473
Due to related parties	205,103	197,617
Total Current Liabilities	1,452,983	1,334,017

Commitment and contingencies	-	-

Deficiency in stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 291,737,357 and 288,829,354 shares issued and outstanding at June 30, 2007 and December 31, 2006 (Note C)	291,737	288,829
Additional paid-in capital	15,653,485	15,614,393
Subscription payable	-	30,000
Accumulated deficit	(17,174,189)	(16,983,232)
Accumulated other comprehensive income:
Foreign currency translation adjustment	2,555	3,503
Total deficiency in stockholders' equity	(1,226,412)	(1,046,507)

Total liabilities and deficiency in stockholders' equity	$226,571	$287,510

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue	$100,197	$103,779	$184,427	$210,625
Cost of sales	86,982	95,751	156,437	196,276
Gross profit	13,215	8,028	27,990	14,349

Operating expenses:
Selling general and administrative	64,172	53,392	200,537	128,052
Depreciation	260	792	982	1,575
	64,432	54,184	201,519	129,627

Loss from operations	(51,217)	(46,156)	(173,529)	(115,278)

Other income (expenses):
Interest (expense), net	(8,644)	(11,196)	(17,428)	(19,944)
Total other (expenses)	(8,644)	(11,196)	(17,428)	(19,944)

Loss from operations before income taxes	(59,861)	(57,352)	(190,957)	(135,222)
Provision for income taxes	-	-	-	-
Net loss	(59,861)	(57,352)	(190,957)	(135,222)

Other comprehensive income (loss): foreign currency translation income (loss)	2,444	1,320	(948)	611

Comprehensive (loss)	$(57,417)	$(56,032)	$(191,905)	$(134,611)

Loss per common share (basic and assuming diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	291,697,797	285,415,264	290,403,213	281,546,825

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(190,957)	$(135,222)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	982	1,575
Common stock issued in exchange for services rendered	6,000	9,000
Changes in assets and liabilities:
Accounts receivable	57,456	(231)
Inventories	665	(3,289)
Employee advances	(19,328)	(19,176)
Prepaid expenses and other	(10,586)	(25,466)
Accounts payable and other liabilities	164,180	(2,329)
Customer Deposits	-	78,261
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,412	(96,877)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	-	(399)
NET CASH USED IN INVESTING ACTIVITIES:	-	(399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of commons stock and common stock subscription	-	122,440
Capital contributions from related parties (Note C)	-	-
Payments for related parties advances and notes payable to related parties	(40,412)	(65,245)
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES	(40,412)	57,195
Effect of exchange rates on cash	199	32

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,801)	(40,049)
Cash and cash equivalents at the beginning of the period	53,992	75,642
Cash and cash equivalents at the end of the period	$22,191	$35,593

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-
Income taxes paid	-	-
Common stock issued in exchange for debt and expenses paid by shareholder		-
Common stock issued for service rendered	6,000	9,000
Common stock issued in exchange for due to related parties	-	4,084
Common stock issued in exchange for common stock subscription	30,000	25,000
Common stock issued in exchange for accrued services fees	6,000	78,000

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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
JUNE 30, 2007
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

The Company had no employee stock options issued and outstanding at June 30, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

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
JUNE 30, 2007
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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Liquid petroleum gas	$8,590	$9,545
Packaging bottles	10,776	10,511
Supplies	1,047	1,022
Total	$20,413	$21,078

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of June 30, 2007 and December 31, 2006, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2007 and December 31, 2006, the Company has 291,737,357 and 288,829,354 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2007, the Company issued an aggregate of 2,400,000 shares of its common stock for $30,000 of common stock subscribed during the year ended December 31, 2006. The Company issued an aggregate of 508,003 shares of its common stock to a consultant in exchange for service fees of $6,000 and accrued services fees of $6,000. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

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
JUNE 30, 2007
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

During June of 2005, Shanghai Oil notified the Company that it had not received any fuel oil under the Asiacorp Contract.  As the Company had not received any payments from Shanghai Oil, it did not release any of its shares of common stock to Shanghai Oil.  On or about July 1, 2005, The Company sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to the Company under the Agreement.  Although Shanghai Oil has indicated to the Company that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of June 30, 2007, the Company has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

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

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2007 and December 31, 2006 consists of the following:

	June 30, 2007		December 31, 2006
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured		$416,628		$463,328

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured		9,400		9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured		10,000		10,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured		46,745		46,745

Total:		482,773		529,473
Less:
Current portion		(482,773)		(529,473)

Long term portion	$	- 0 -	$	- 0 -

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(UNAUDITED)

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at June 30, 2007 and December 31, 2006 was $29,081.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at June 30, 2007 and December 31, 2006 was $2,631 and $1,875, respectively.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at June 30, 2007 and December 31, 2006 was $173,391 and $166,661, respectively.

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

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(UNAUDITED)

NOTE G – LITIGATION (continued)

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

NOTE H - DBA AGREEMENT

The Company has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation. The original agreement was entered into in August 2002 and in March 2007, the Company and Jiahong extended the DBA agreement through August 2017. The agreement is not terminable by Jiahong and the Company has exclusive authority of all decision-making of ongoing operations of Jiahong. The Company agreed to pay Jiahong annual fees, at the option of the Company, in the amount of RMB 50,000 (approximately US$6,300), or 20% of the distributable net profit generated from Jiahong operations. As of June 30, 2007 and December 31, 2006, no fees were due Jiahing in connection with the DBA agreement.

NOTE I - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2007 and 2006, the Company incurred net losses of $190,957 and $135,222, respectively. The Company had accumulated deficit of $17,174,189 as of June 30, 2007. The Company's current liabilities exceeded its current assets by $1,227,550 as of June 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 733 customers. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed during fiscal year 2006. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 completed during fiscal year 2006 will serve 74 condominiums. Pipeline Number 8 will serve 242 condominiums. Pipeline Number 9 will serve 150 condominiums. Pipeline Number 10 will serve 1,000 condominiums. All of these pipelines will be operated by Largo Vista under long term supply contracts.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended June 30, 2007 the Company realized $100,197 of revenue compared to $103,779 for the same period in the prior year, a 3.45% decrease. During the six months ended June 30, 2007 revenues from operations were $184,427 as compared with $210,625 for the same period last year. The decrease of 12.44% in revenue in the quarter ended June 30, 2007 compared with the same period last year

The decrease of revenue in the 2nd quarter is due to a decrease of bottled customers and is partially offset by an increase of pipeline operations. The decrease in the six-month period ended June 30, 2007 of 12.44% compared with the six month ended June 30, 2006 is primarily attributable to less revenue created by the pipeline project than the same period of the year 2006.

COSTS AND EXPENSES

The Company incurred costs of sales of $86,982 in connection with the LPG revenues during three months ended June 30, 2007, compared to $95,751 for the three months ended June 30, 2006; a decrease of $8,769 or 9.16%. Cost of sales for the six month period ended June 30, 2007 is $156,437; a decrease of $39,839 or 20.30% as compared with the same period last year $196,276.

The decrease in cost of sales during the quarter ended June 30, 2007 is the result of a decrease in related sales of LPG in this quarter. The six-month decrease in cost of sales of $39,839 from June 30, 2007 as compared with the same last year is primarily attributable to the decrease in related revenues.

During the quarter ended June 30, 2007 the Company incurred $64,432 of total operating expenses compared to $54,184 for the same period in the prior year; a $10,248 or 18.91% increase. For the six-month period ended June 30, 2007 operating expenses is $201,519 compared with $129,627 for the same period last year; an increase of $71,892 or 55.46%. The main reasons for the increase of operating expenses during the six-months of 2007 are the increase in professional, consulting and other related administrative services.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had a deficiency in working capital of $1,227,550. Our cash flow from operations was $8,412 during the six months ended June 30, 2007. This was a result of our net loss, adjusted principally for $982 of depreciation, $6,000 of common stock issued in exchange for services rendered, $28,207 of decrease in assets, and $164,180 of increase in accrued and other liabilities. We repaid $40,412 of related party advances and loans. Our net cash decreased from $53,992 at December 31, 2006 to $22,191 at June 30, 2007, for a net decrease of $31,801.

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

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have not had, and at June 30, 2007 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 5.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2007, the Company issued an aggregate of 300,000 shares of its common stock in exchange for services fees of $6,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

LARGO VISTA GROUP, LTD.

Date: August 13, 2007	By:	/s/ DENG SHAN
CHIEF EXECUTIVE OFFICER