Form 10QSB
period 2007-09-30
LARGO VISTA GROUP LTD
filed 2007-11-14
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

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
Yes [     ]                                            No [ X ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [     ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 302,165,152 shares of Common Stock ($.001 par value) as of November 9, 2007.

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalent	$23,690	$53,992
Accounts receivable, net	96,026	187,965
Employee advances	3,120	10,734
Inventories, at cost (Note B)	33,663	21,078
Prepaid expenses and other	58,347	11,672
Total current assets	214,846	285,441

Property and equipment, at cost	17,243	17,017
Less: accumulated depreciation	16,745	15,703
	498	1,314

Deposits	755	755

Total assets	$216,099	$287,510

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$653,841	$606,927
Notes payable to related parties (Note E)	482,773	529,473
Due to related parties (Note F)	212,132	197,617
Total current liabilities	1,348,746	1,334,017

Commitment and contingencies	-	-

Deficiency in stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding (Note C)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 296,916,668 and 288,829,354 shares issued and outstanding at September 30, 2007 and December 31, 2006 (Note C)	296,917	288,829
Additional paid-in capital	15,813,681	15,614,393
Subscription payable	28,000	30,000
Accumulated deficit	(17,275,632)	(16,983,232)
Accumulated other comprehensive income:
Foreign currency translation adjustment	4,387	3,503
Deficiency in stockholders' equity	(1,132,647)	(1,046,507)

Total liabilities and deficiency in stockholders' equity	$216,099	$287,510

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenue	$88,836	$109,832	$273,263	$320,457
Cost of sales	85,355	100,129	241,792	296,405
Gross profit	3,481	9,703	31,471	24,052

Operating expenses:
Selling general and administrative	95,950	88,645	296,487	216,697
Depreciation	60	808	1,042	2,383
	96,010	89,453	297,529	219,080

Loss from operations	(92,529)	(79,750)	(266,058)	(195,028)

Other income (expenses):
Interest income (expense)	(8,914)	(9,708)	(26,342)	(29,652)

Loss from operations before income taxes	(101,443)	(89,458)	(292,400)	(224,680)
Provision for income taxes	-	-	-	-
Net loss	(101,443)	(89,458)	(292,400)	(224,680)

Other comprehensive income (loss): foreign currency translation income (loss)	3,485	1,918	2,537	2,529

Comprehensive (loss)	$(97,958)	$(87,540)	$(289,863)	$(222,151)

Loss per common share (basic and assuming diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	296,409,996	288,016,348	292,427,477	283,727,030

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(292,400)	$(224,680)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	1,042	2,383
Common stock issued in exchange for services rendered	12,000	18,000
Changes in assets and liabilities:
Accounts receivable	91,939	(73)
Inventories	(12,585)	(726)
Employee advances	7,614	(17,676)
Prepaid expenses and other	(46,675)	(32,634)
Accounts payable and other liabilities	210,415	58,258
Customer Deposits	-	94,306
NET CASH USED IN OPERATING ACTIVITIES	(28,650)	(102,842)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(226)	(399)
NET CASH USED IN INVESTING ACTIVITIES:	(226)	(399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of commons stock and common stock subscription	28,000	146,439
Proceeds from related parties, net of repayments	(30,310)	(66,981)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,310)	79,458
Effect of exchange rates on cash	884	429

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,302)	(23,354)
Cash and cash equivalents at the beginning of the period	53,992	75,642
Cash and cash equivalents at the end of the period	$23,690	$52,288

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$731
Income taxes paid	$-	$-
Common stock issued for services rendered		18,000
Common stock issued for accrued service fees (Note C)	$12,000	$78,000
Common stock issued in exchange for due to related parties	$-	$4,084
Common stock issued in exchange for common stock subscription	$30,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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
SEPTEMBER 30, 2007
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

The Company had no employee stock options issued and outstanding at September 30, 2007. All prior awards of stock options were vested at the time of issuance in prior years.

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
SEPTEMBER 30, 2007
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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Liquid petroleum gas	$21,671	$9,545
Packaging bottles	10,930	10,511
Supplies	1,062	1,022
Total	$33,663	$21,078

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of September 30, 2007 and December 31, 2006, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2007 and December 31, 2006, the Company has 296,916,668 and 288,829,354 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2007, the Company issued an aggregate of 2,400,000 shares of its common stock for $30,000 of common stock subscribed during the year ended December 31, 2006. The Company issued an aggregate of 5,633,880 shares of its common stock to a consultant and officers in exchange for service fees of $12,000 and accrued services fees of $163,500. In addition, during the nine months ended September 30, 2007, the Company issued 53,434 shares of its common stock for expenses incurred.  All valuations of common stock issued for services were based upon the value of the services rendered or expenses rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

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
SEPTEMBER 30, 2007
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

During June of 2005, Shanghai Oil notified the Company that it had not received any fuel oil under the Asiacorp Contract.  As the Company had not received any payments from Shanghai Oil, it did not release any of its shares of common stock to Shanghai Oil.  On or about July 1, 2005, The Company sent Shanghai Oil a written “Demand to Cure Delayed-Performance” giving Shanghai Oil until July 18, 2005, later extended to August 31, 2005, to make its first payment to the Company under the Agreement.  Although Shanghai Oil has indicated to the Company that it intends to deliver payment pursuant to the Agreement, either through performance under the Asiacorp Contract or through another contract in its place, investors should understand that delivery is far from certain. As of September 30, 2007, the Company has not received any payments from Shanghai Oil nor has it released any of the shares deliverable to Shanghai Oil.

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

NOTE E - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2007 and December 31, 2006 consists of the following:

	September 30, 2007		December 31, 2006
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured		$416,628		$463,328

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured		9,400		9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured		10,000		10,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured		46,745		46,745

Total:		482,773		529,473
Less:
Current portion		(482,773)		(529,473)

Long term portion	$	- 0 -	$	- 0 -

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE F - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note E, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at September 30, 2007 and December 31, 2006 was $29,081.

The Company’s Chief Financial Officer has advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the Chief Financial Officer at September 30, 2007 and December 31, 2006 was $1,128 and $1,875, respectively.

The Company’s Chairman has advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of advances due the Company’s Chairman at September 30, 2007 and December 31, 2006 was $181,923 and $166,661, respectively.

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
SEPTEMBER 30, 2007
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

NOTE H - DBA AGREEMENT

The Company has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation. The original agreement was entered into in August 2002 and in March 2007, the Company and Jiahong extended the DBA agreement through August 2017. The agreement is not terminable by Jiahong and the Company has exclusive authority of all decision-making of ongoing operations of Jiahong. The Company agreed to pay Jiahong annual fees, at the option of the Company, in the amount of RMB 50,000 (approximately US$6,300), or 20% of the distributable net profit generated from Jiahong operations. As of September 30, 2007 and December 31, 2006, no fees were due Jiahing in connection with the DBA agreement.

NOTE I - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2007 and 2006, the Company incurred net losses of $292,400 and $224,680, respectively. The Company had accumulated deficit of $17,275,632 as of September 30, 2007. The Company's current liabilities exceeded its current assets by $1,133,900 as of September 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J – SUBSEQUENT EVENTS

 In October 2007, the Company issued 581,818 shares of it common stock for services rendered and 4,666,666 shares of its common stock for subscriptions previously received.

In November 2007, the company entered into a contract to develop liquid petroleum gas pipeline with Zunyi Yong Shen Real Estate Development Co. Ltd. in the Guizhou Province. The pipeline service will be supplied to 192 newly constructed residences. The construction of the project is expected to begin in early 2008, and should be completed within 100 working days after the commencement of work. Under the terms of the control Largo Vista will be the owner of the pipeline system and is responsible for its maintenance.

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 735 customers. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed during fiscal year 2006. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 completed during fiscal year 2006 will serve 74 condominiums. Pipeline Number 8 will serve 242 condominiums. Pipeline Number 9 will serve 150 condominiums. Pipeline Number 10 will serve 1,000 condominiums. Pipeline Number 11 will serve 192 condominiums.  All of these pipelines will be operated by Largo Vista under long term supply contracts.

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

RESULTS OF OPERATIONS

REVENUE

During the quarter ended September 30, 2007 the Company realized $88,836 of revenue compared to $109,832 for the same period in the prior year, a 19.12% decrease. During the nine months ended September 30, 2007 revenues from operations were $273,263 as compared with $320,457 for the same period last year. There was a decrease of 14.73% in revenue for the nine months ended September 30, 2007 compared with the same period last year

The decrease of revenue in the 3rd quarter is due to a decrease of bottled customers and is partially offset by an increase of pipeline operations. The decrease in the nine-month period ended September 30, 2007 of 14.73% compared with the nine month ended September 30, 2006 is primarily attributable to less revenue created by the pipeline project than the same period of the year 2006.

COSTS AND EXPENSES

The Company incurred costs of sales of $85,355 in connection with the LPG revenues during three months ended September 30, 2007, compared to $100,129 for the three months ended September 30, 2006; a decrease of $14,774 or 14.75%. Cost of sales for the nine month period ended September 30, 2007 is $241,792; a decrease of $54,613 or 18.43% as compared with the same period last year $296,405.

The decrease in cost of sales during the quarter ended September 30, 2007 is the result of a decrease in related sales of LPG in this quarter. The nine-month decrease in cost of sales of $54,613 from September 30, 2007 as compared with the same last year is primarily attributable to the decrease in related revenues.

During the quarter ended September 30, 2007 the Company incurred $96,010 of total operating expenses compared to $89,453 for the same period in the prior year; a $6,557 or 7.33% increase. For the nine-month period ended September 30, 2007 operating expenses are $297,529 compared with $219,080 for the same period last year; an increase of $78,449 or 35.81%. The main reasons for the increase of operating expenses during the nine-months of 2007 are due to the increase in professional, consulting and other related administrative services.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had a deficiency in working capital of $1,133,900. Our cash flow from operations was ($28,650) during the nine months ended September 30, 2007. This was a result of our net loss, adjusted principally for $1,042 of depreciation, $12,000 of common stock issued in exchange for services rendered, $40,293 of decrease in assets, and $210,415 of increase in accrued and other liabilities. We repaid $30,310 of related party advances and loans. Our net cash decreased from $53,992 at December 31, 2006 to $23,690 at September 30, 2007, for a net decrease of $30,302.

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

Off-Balance Sheet Arrangements

We have not had, and at September 30, 2007 do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 5.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2007, the Company issued an aggregate of 2,400,000 shares of its common stock for $30,000 of common stock subscribed during the year ended December 31, 2006. The Company issued an aggregate of 5,633,880 shares of its common stock to consultants and officers in exchange for service fees of $12,000 and accrued services fees of $163,500.

During the quarter ended September 30, 2007, the Company issued to Mr. Deng Shan, Acting Chief Executive Officer, 2,505,640 shares of common stock for 2006 accrued salary of $84,000; Albert Figueroa, Corporate Secretary/Director, 1,789,743 shares of common stock for 2006 accrued salary of $60,000; Denise Deng, Chief Financial Officer, 158,866 shares of common stock for 2006 accrued salary of $4,500; consultants were issued 671,628 shares of common stock for 2006 & 2007 accrued fees of $15,000.

In addition, during the nine months ended September 30, 2007, the Company issued 53,434 shares of its common stock for 2006 expenses incurred to its Corporate Secretary & Director, Albert Figueroa.  All valuations of common stock issued for services were based upon the value of the services rendered or expenses rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

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

10.17*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller, November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.18*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller, December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.19*	Employment Agreement Daniel J. Mendez 1999 (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)
10.20*	Consultant Agreement Deng Shan 1999 (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
10.21*	Contract. "Enterprise Ownership Transfer Agreement", November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
10.22*	Contract. "Agreement on Payment", November 8, 1995 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
10.23*	Contract. "Agreement on Supply of Liquified Petroleum Gas", March 18, 1996 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
10.24*	Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi 3/21/2000)
10.25*	Agreement on Zunyi Pipeline Project No.1 Largo Vista Group, Ltd - Proton Enterprise (Wuhan) LTD., China (Agent Agreement)
10.26*	Zunyi Pipeline #1 Contract Proton Enterprise (Wuhan) LTD. & Construction Headquarters of Zunyi Municipal Government, Dated February 2, 2002
10.27*	Gas Supply Contract Between Proton Enterprise (Wuhan) LTD. and Zunyi Government Administration Construction Team, Dated October 15, 2002 40 Years Exclusive Right
10.28*	Zunyi Jiahong Gas Co., Ltd. & Largo Vista Group, Ltd. Lease Agreement No.JHLGOV0802 Dated August 27, 2002
10.29*	Policy Statement on Business Ethics and Conflicts of Interest
10.30*	Agreement and Assignment of Certain Contractual Rights and Benefits between Largo Vista Group, Ltd. and Shanghai Offshore Oil Group (HK) Co., Ltd.
10.31**	The Contract of LPG Pipeline Installation Project dated October 26, 2007

21*	Subsidiaries of Largo Vista Group, Ltd.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification of Deng Shan Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Denise Deng Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission
**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LARGO VISTA GROUP, LTD.

Date: November 14, 2007	By:	/s/ DENG SHAN
CHIEF EXECUTIVE OFFICER