Form 10KSB
period 2007-12-31
LARGO VISTA GROUP LTD
filed 2008-04-14
CIK 915471

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [     ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]    No [ X ]

The revenues for the year ended December 31, 2007 were $360,607.

The market value of the voting and non-voting common stock held by non-affiliates of the registrant as April 8, 2008 was $1,638,054.

The number of shares of Common Stock outstanding as of April 8, 2008 was 327,610,727.

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. In 2007, these two pipelines currently serve approximately 743 customers compared to 720 in 2006. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

Index
In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005, in 2007 we have 2 LPG users and expecting future growth. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed during fiscal year 2006. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline 5 LPG services increased from 138 users to 367 users in 2007. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 completed during fiscal year 2006 will serve 74 condominiums. Pipeline 7 LPG services increased from 2 users to 22 users in 2007. Pipeline Number 8 will serve 242 condominiums. Pipeline 8 had stopped due to a capital problem from our partner, Zunyi Minsheng Real Estate Company, Ltd.. Pipeline Number 9 will serve 150 condominiums, construction started October 2007 and slowly progressing of the buildings.  Pipeline Number 10 will serve 1,000 condominiums and was signed in 2007, we are waiting for final approvals to start construction. Pipeline Number 11 will serve 192 condominiums and was signed in 2007, we are waiting for final approvals to start construction All of these pipelines will be operated by Largo Vista under long term supply contracts.

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

RISK FACTORS CONCERNING OUR BUSINESS

Largo Vista has a history of losses, expects to incur additional losses and may never achieve profitability. During Largo Vista’s fiscal year ended December 31, 2007, the Company generated only $360,607 of revenue and realized a net loss $555,780. Largo Vista has yet to generate profits from operations and consequently is unable to predict with any certainty whether its operations will become a commercially viable business. In order for Largo Vista to become profitable, it will need to generate and sustain a significant amount of revenue while maintaining reasonable cost and expense levels.

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

By letters dated April 8, 2008, Largo Vista Group, Ltd., Shan Deng and Albert Figueroa, were each informed that the Pacific Regional Office of the Commission had completed its investigation and that it does not intend to recommend any enforcement action by the Commission.

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

MARKET INFORMATION

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol LGOV.

The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarterly period in 2007 and 2006. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Index

	Bid
	High	Low
4th Quarter 2007	$0.014	$0.007
3rd Quarter 2007	$0.017	$0.01
2nd Quarter 2007	$0.028	$0.012
1st Quarter 2007	$0.037	$0.011

4th Quarter 2006	$0.04	$0.02
3rd Quarter 2006	$0.05	$0.03
2nd Quarter 2006	$0.05	$0.03
1st Quarter 2006	$0.08	$0.03

As of April 8, 2008, the Company had approximately 686 shareholders on record.

We have never paid a cash dividend and do not anticipate doing so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:

On January 3, 2007, we issued an aggregate of 208,003 shares of Common Stock for 2006 consulting services rendered by a unaffliated third-party valued at $6,000.

On January 3, 2007, we issued an aggregate of 2,400,000 shares of Common Stock to a private investor, valued at $30,000, in exchange for common stock subscribed in prior year.

On April 11, 2007, we issued an aggregate of 300,000 shares of Common Stock for 2007 consulting services rendered by a unaffliated third-party valued at $6,000.

On July 9, 2007, we issued an aggregate of 1,789,743 shares of Common Stock to Albert Figueroa, Corporate Secretary and a Director for 2006 consulting services valued at $60,000.

On July 9, 2007, we issued an aggregate of 53,434 shares of Common Stock to Albert Figueroa, Corporate Secretary and a Director in exchange for $1,876 of 2006 expenses paid on behalf of the Company.

On July 9, 2007, we issued an aggregate of 2,505,640 shares of Common Stock to Shan Deng, Interim Chief Executive Officer and Chairman of the Board of Directors for 2006 consulting services valued at $84,000.

On July 9, 2007, we issued an aggregate of 158,866 shares of Common Stock to Denise Deng, Chief Financial Officer for 2006 consulting services valued at $4,500.

On July 9, 2007, we issued an aggregate of 671,628 shares of Common Stock, for 2006 and 2007 consulting services rendered by a unaffliated third-party valued at $15,000.

On October 8, 2007, we issued an aggregate of 581,818 shares of Common Stock for 2007 consulting services rendered by a unaffliated third-party valued at $6,000.

On October 8, 2007, we issued an aggregate of 4,666,665 shares of Common Stock to several private investors, valued at $28,000.

On December 5, 2007, we issued an aggregate of 11,111,111 shares of Common Stock to several private investors, valued at $50,000.

The foregoing sales were conducted pursuant to exemptions from registration under Sections 4 (2) or 4 (6) of the 1933 Act. Stock issuances other than for cash were valued at market, generally determined by the low bid quotation.

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

Basis of Presentation

The accompanying consolidated financial statements, included elsewhere in this Annual Report on Form 10-KSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. Largo Vista has incurred a net loss of $555,780 for the year ended December 31, 2007 and as of December 31, 2007, had a working capital deficiency of $1,337,939.

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

The Company had no employee stock options issued and outstanding at December 31, 2007 and 2006. All prior awards of stock options were vested at the time of issuance in prior years.

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

The Company generally recognizes revenue upon delivery of LPG to the customer. Revenue associated with shipments of petroleum products is recognized when title passes to the customer. The Company has several pipeline projects where the collectability and length of time to collect the amount due from customers can not be reasonably assured, revenues are deferred until the cash is collected.

Index
Results of Operations

The following selected financial information has been derived from the Company's consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

The Company's 2007 revenues of $360,607 are attributable to liquid petroleum gas sales and pipeline projects at its Zunyi facility located in South China. This is a 48.6% decrease from the revenues of $701,727 in 2006. This is mainly attributable to pipeline project number 5 and number 7 completed during the fiscal year 2006. There was no business of big wholesales of LPG in the year 2007.

The following table shows the revenues reported by the Company for fiscal years 2006 and 2007 broken down by LPG Sales, Pipeline Projects and Pipeline Operations, in U. S. Dollars:

Fiscal Year	LPG Sales	Pipeline Projects	Pipeline Operations	TOTAL

2006	$375,758	$295,698	$30,271	$701,727

2007	$321,078	$0	$39,529	$360,607

The Company incurred costs of sales of $326,870, or 90.64% of sales in connection with the LPG revenues during 2007, compared to $586,906, or 83.6% in 2006. This decrease in gross margin from 16% in 2006 to 9.4% in 2007 was mainly attributed to higher gross margin generated from pipeline projects. In 2006, the Company completed pipeline project number 5 and 7, whereas in 2007, Company had no revenues from pipeline projects.

Selling and administrative expenses increased from $313,883 during 2006 to $553,892 during 2007, an increase of 76.5%. This increase was due primarily to higher attorney, auditing, consulting, and other professional fees.

Net interest expense was $34,509 for 2007 compared to $38,783 in 2006.

The net loss from operations increased to $555,780, or (154)% in 2007 from $240,948, or (34.3)%, in 2006.

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

Index
Liquidity and Capital Resources

As of December 31, 2007, the Company had a working capital deficit of $1,337,939. We generated a negative cash flow of $168,753 from operating activities during 2007. This was a result of our net loss of $555,780, adjusted principally for $1,116 of depreciation, common stock issued in exchange for $18,000 of services, $54,007 of decreases in assets, and $313,904 of increase in accrued and other liabilities. We met our cash requirements during the year primarily through the sale of $78,000 of private placement stock purchases. We received $87,625 from related party advances.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2007 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2007 and 2006, the Company incurred losses from operations of 550,780 and $240,948, respectively. The Company's current liabilities exceeded its current assets by $1,337,939 as of December 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Index
Recent accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

Largo Vista currently has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Index

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

LARGO VISTA GROUP, LTD.

Index
LARGO VISTA GROUP, LTD.

Index
RBSM LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Largo Vista Group, Ltd.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Largo Vista Group, Ltd. and its wholly-owned subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ RBSM LLP
RBSM LLP
Certified Public Accountants

McLean, Virginia
April 8, 2008

Index

LARGO VISTA GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalent	$51,155	$53,992
Accounts receivable, net	105,180	187,965
Employee advances	31,239	10,734
Inventories, at cost (Note C)	24,562	21,078
Prepaid expenses and other	30,153	11,672
Total current assets	242,289	285,441

Property and equipment, at cost (Note D)	19,221	17,017
Less: accumulated depreciation	18,495	15,703
	726	1,314

Deposits	755	755

Total assets	$243,770	$287,510

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note E)	$767,386	$606,927
Notes payable to related parties (Note F)	482,773	529,473
Due to related parties (Note G)	330,069	197,617
Total Current Liabilities	1,580,228	1,334,017

Commitment and contingencies	-	-

Deficiency In Stockholders’ Equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at December 31, 2007 and 2006 (Note H)	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 313,276,262 and 288,829,354 shares issued and outstanding at December 31, 2007 and 2006, respectively (Note H)	313,276	288,829
Additional paid-in capital	15,881,322	15,614,393
Subscription payable	-	30,000
Accumulated deficit	(17,539,012)	(16,983,232)
Accumulated other comprehensive income:
Foreign currency translation adjustment	7,956	3,503
Deficiency in stockholders' equity	(1,336,458)	(1,046,507)

Total liabilities and deficiency in stockholders' equity	$243,770	$287,510

Index

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenue	$360,607	$701,727
Cost of sales	326,870	586,906
Gross profit	33,737	114,821

Operating expenses:
Selling general and administrative	553,892	313,883
Depreciation	1,116	3,103
	555,008	316,986

Loss from operations	(521,271)	(202,165)

Other income (expenses):
Interest expense, net	(34,509)	(38,783)
Total other expenses	(34,509)	(38,783)

Loss from operations before income taxes	(555,780)	(240,948)
Provision for income taxes	-	-
Net loss	(555,780)	(240,948)

Other comprehensive income: foreign currency translation income	4,453	5,539

Comprehensive (loss)	$(551,327)	$(235,409)

Loss per common share (basic and assuming diluted)	$(0.00)	$(0.00)
Weighted average shares outstanding	295,558,231	283,727,030

Index

LARGO VISTA GROUP, LTD.
STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

					Foreign
			Additional	Stock	Currency
	Common	Stock	Paid-In	Subscription	Translation	Accumulated
	Shares	Amount	Capital	Payable	Adjustment	Deficit	Total
Balance, January 1, 2006	277,635,403	$277,635	$15,344,344	$25,000	$(2,036)	$(16,742,284)	$(1,097,341)
Common stock subscription sold for cash	-	-	-	17,650	-	-	17,650
Common stock issued for services rendered	2,067,720	2,067	102,933	-	-	-	105,000
Common stock issued for payment for expenses paid	68,634	69	4,735	-	-	-	4,804
Common stock issued for subscriptions	2,091,666	2,092	40,558	(42,650)	-	-	-
Sale of common stock	6,965,931	6,966	121,823	-	-	-	128,789
Common stock subscription sold for cash	-	-	-	30,000	-	-	30,000
Foreign currency translation adjustment					5,539		5,539
Net loss	-	-	-	-	-	(240,948)	(240,948)
Balance at December 31, 2006	288,829,354	288,829	15,614,393	30,000	3,503	(16,983,232)	(1,046,507)
Common stock issued for services rendered and accrued service fees	6,215,698	6,216	175,284	-	-	-	181,500
Common stock issued for repayment of related party advances	53,434	54	1,822	-	-	-	1,876
Common stock issued for subscriptions	2,400,000	2,400	27,600	(30,000)	-	-	-
Sale of common stock	15,777,776	15,777	62,223	-	-	-	78,000
Foreign currency translation adjustment	-	-	-	-	4,453	-	4,453
Net loss	-	-	-	-	-	(555,780)	(555,780)
Balance, December 31, 2007	313,276,262	$313,276	$15,881,322	$-	$7,956	$(17,539,012)	$(1,336,458)

Index

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(555,780)	$(240,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,116	3,103
Common stock issued in exchange for services rendered (Note H)	18,000	38,140
Changes in assets and liabilities:
Accounts receivable	91,913	(187,678)
Inventories	(1,953)	(3,389)
Employee advances	(18,979)	330
Prepaid expenses and other	(16,974)	118,092
Accounts payable and other liabilities	313,904	155,512
NET CASH USED IN OPERATING ACTIVITIES	(168,753)	(116,838)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(433)	(381)
NET CASH USED IN INVESTING ACTIVITIES:	(433)	(381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of commons stock and common stock subscription	78,000	148,149
Proceeds from related parties, net of repayments	87,625	(56,473)
NET CASH PROVIDED BY FINANCING ACTIVITIES	165,625	91,676
Effect of exchange rates on cash	724	3,893

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,837)	(21,650)
Cash and cash equivalents at the beginning of the period	53,992	75,642
Cash and cash equivalents at the end of the period	$51,155	$53,992

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$731
Income taxes paid	$-	$-
Common stock issued for service (Note H)	$18,000	$38,140
Common stock issued for accrued service fees (Note H)	$163,500	$95,150
Common stock issued in exchange for due to related parties (Note H)	$1,876	$4,084
Common stock issued in exchange for common stock subscribed in prior year (Note H)	$30,000	$25,000

Index

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Index

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and dilutive Common Stock equivalents outstanding during the year. Dilutive Common Stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2007 and 2006, Common Stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

The Company generally recognizes revenue upon delivery of LPG to the customer. Revenue associated with shipments of petroleum products is recognized when title passes to the customer. The Company has several pipeline projects where the collectability and length of time to collect the amount due from customers can not be reasonably assured, revenues are deferred until the cash is collected.

Index

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended December 31, 2007 and 2006.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2007 and 2006.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $555,780 and $240,948 during the year ended December 31, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets by $1,337,939 as of December 31, 2007.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2007 and 2006.

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

Index

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

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

The Company had no employee stock options issued and outstanding at December 31, 2007 and 2006. All prior awards of stock options were vested at the time of issuance in prior years.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Index

NOTE B - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2007 and 2006, the Company incurred losses from operations of $555,780 and $240,948, respectively. The Company's current liabilities exceeded its current assets by $1,337,939 as of December 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of December 31, 2007 and 2006 are as follows:

	2007	2006
Liquid petroleum gas	$12,236	$9,545
Packaging bottles	11,234	10,511
Supplies	1,092	1,022
	$24,562	$21,078

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 5 years. The Company’s property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Office furniture and equipment	$4,868	$4,013
Transportation equipment	14,353	13,004
Total	19,221	17,017
Accumulated depreciation	(18,295)	(15,703)
	$726	$1,314

Depreciation expense included as a charge to income amounted to $1,116 and $3,103 for the year ended December 31, 2007 and 2006, respectively.

Index

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accrued expenses	$537,605	$407,838
Accrued interest	229,781	199,089
	$767,386	$606,927

NOTE F - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 2007 and 2006 consists of the following:

	2007	2006
Notes payable on demand to Company’s shareholder; interest payable monthly at 7% per annum; unsecured	$416,628	$463,328
Notes payable on demand to Company’s shareholder; interest payable monthly at 7% per annum; unsecured	9,400	9,400
Notes payable on demand to Company shareholder; interest payable monthly at 10% per annum; unsecured	10,000	10,000
Notes payable on demand to Company shareholder; interest payable monthly at 7% per annum; unsecured	46,745	46,745

Total	482,773	529,473
Less: current portion	(482,773)	(529,473)
	$-	$-

NOTE G - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note F, a shareholder of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2007 and 2006 was $29,081.

The Company’s shareholders have advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the shareholders at December 31, 2007 and 2006 was $300,988 and $168,536, respectively. The Company issued Common Stock in exchange for $1,876 of due to a shareholder during the year ended December 31, 2007 (Note H).

NOTE H - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of December 31, 2007 and 2006, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of Common Stock, with a par value of $.001 per share. As of December 31, 2007 and 2006, the Company has 313,276,262 and 288,829,354 shares of Common Stock issued and outstanding, respectively.

Index

NOTE H - CAPITAL STOCK (Continued)

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

During the year ended December 31, 2007, the Company issued an aggregate of 18,177,776 shares of common stock in exchange for $78,000 of proceeds, net of costs and fees, and the $30,000 of common stock subscribed in prior year. The Company issued an aggregate of 6,215,698 shares of common stock to consultants in exchange for services fees of $18,000 and accrued service fees of $163,500. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. Additionally, the Company issued an aggregate of 53,434 shares of common stock to officers and consultants in exchange for $1,876 of expenses paid on behalf of the Company.

NOTE I – INCOME TAXES

At December 31, 2007, the Company had federal and state net operating loss carry forwards that expire through 2027. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the year ended December 31, 2007, except for certain state and local taxes which are not based on current earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.

At December 31, 2007, the significant components of the deferred tax assets are summarized below:

Net operating loss carry forwards	$6,125,000
Less: valuation allowance	(6,125,000)
Balance	$—

NOTE J - EARNINGS (LOSSES) PER SHARE

Basic and fully diluted losses per share are calculated by dividing net income (loss) available to common shareholders by the weighted average of common shares outstanding during the year. The Company has no potentially dilutive securities, options, warrants or other rights outstanding. The following table sets forth the computation of basic and diluted earnings (losses) per share:

	2007	2006
Net loss available to Common Stockholders	$(555,780)	$(240,948)
Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	295,558,231	283,727,030

Index

NOTE K - COMMITMENTS AND CONTINGENCIES

a)	Lease Commitments

The Company leases office space on a month-to-month basis at base rent of $755 per month in Newport Beach, California for its corporate offices. The Company leases distribution and office facilities in Zunyi City, Province of Guizhou, China and office facilities in Wuhan, China on a month-to-month basis. There are no commitments for minimum rentals under non-cancelable leases at the end of 2007. Rental expense charged to operations was $15,884 and $15,504 for the year ended December 31, 2007 and 2006, respectively.

b)	Consulting Agreements

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

c)	DBA Agreement

The Company has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation. The original agreement was entered into in August 2002 and the Company and Jiahong extended the DBA agreement through August 2017. The agreement is not terminable by Jiahong and the Company has exclusive authority of all decision-making of ongoing operations of Jiahong. The Company agreed to pay Jiahong annual fees, at the option of the Company, in the amount of RMB 50,000 (approximately US$6,300), or 20% of the distributable net profit generated from Jiahong operations. At December 31, 2007 and 2006, no fees were due Jiahing in connection with the DBA agreement.

d)	Litigation

On March 20, 2007, Largo Vista Group, Ltd. (the “Company”), received a Wells Notice letter from the staff of the U.S. Securities and Exchange Commission (the “SEC” or “Commission”) flowing from a formal investigation conducted by the SEC. The Company disclosed on August 22, 2005 that the SEC commenced a non-public, formal investigation against the Company.

Subsequent to the date of the financial statements, the Company, Shan Deng, a Director, President and Chief Executive Officer of the Company and Albert Figueroa, a Director and Secretary of the Company, were each informed that the Pacific Regional Office of the Commission had completed its investigation and that it does not intend to recommend and enforcement action by the Commission.

Index

NOTE K - COMMITMENTS AND CONTINGENCIES (Continued)

d)	Litigation (Continued)

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

NOTE L - BUSINESS CONCENTRATION

During the year ended December 31, 2007, there were no customers accounted for greater than 10% of sales. During the year ended December 31, 2007, purchases from one major LPG vendor amounted $236,748, or 84% of total purchases. Accounts payable to this vendors amounted $4,917 at December 31, 2007.

During the year ended December 31, 2006, sales to one major customer amounted $267,747, or 38.16% of total sale. Accounts receivable from this customer amounted $181,261. During the year ended December 31, 2006, purchases from one major LPG vendor amounted $383,760, or 99% of total purchases. Accounts payable to this vendor amounted $598 at December 31, 2006.

NOTE M – SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued 14,334,465 shares of its common stock in exchange for accrued services fees.

On April 8, 2008, the Company, Shan Deng, a Director, President and Chief Executive Officer of the Company and Albert Figueroa, a Director and Secretary of the Company, were each informed that the Pacific Regional Office of the Commission had completed its investigation and that it does not intend to recommend and enforcement action by the Commission (see Note K(d)).

Index

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our accountants on accounting and financial disclosure.

Item 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting.  Based on their evaluation, they concluded that the disclosure controls and procedures were effective as of December 31, 2007.

Index
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position
Albert N. Figueroa	41	Director; Secretary
Deng Shan	56	Interim Chief Executive officer and Chairman of the Board of Directors
Denise Deng	32	Chief Financial Officer

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

Item 10.	EXECUTIVE COMPENSATION

The following table sets forth all compensation paid or accrued by the Company during the last three years to its executive officers.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings($) (h)	All Other Compensation($) (i)	Total($) (j)
Deng Shan CEO	2007 2006 2005	0 0 0		84,000 84,000 0

Albert Figueroa Secretary	2007 2006 2005	0 0 0		60,000 60,000 60,000

Denise Deng CFO	2007 2006 2005	0 0 0		18,000 4,500 0

Notes:

The officers listed above were paid their salary in a combination of stock options, Common Stock and/or cash. Any issuance of Common Stock was valued at market, generally determined by the closing price on the first day of trading of the following month.

Deng Shan, CEO, serves under a semi- annual Agreement for Services renewed effective January 1, 2007 at annualized compensation of $84,000 that may be terminated upon 30 days written notice of either party.

On July 9, 2007, we issued an aggregate of 2,505,640 shares of Common Stock to Shan Deng, Interim Chief Executive Officer and Chairman of the Board of Directors for 2006 consulting services valued at $84,000.

Albert Figueroa, serves under a semi- annual consulting contract renewed effective January 1, 2007 at annualized compensation of $60,000 that may be terminated upon 30 days written notice of either party.

On July 9, 2007, we issued an aggregate of 1,789,743 shares of Common Stock to Albert Figueroa, Corporate Secretary and a Director for 2006 consulting services valued at $60,000.

On July 9, 2007, we issued an aggregate of 53,434 shares of Common Stock to Albert Figueroa, Corporate Secretary and a Director in exchange for $1,874.71 of 2006 expenses paid on behalf of the Company.

On July 9, 2007, we issued an aggregate of 158,866 shares of Common Stock to Denise Deng, Chief Financial Officer for 2006 consulting services valued at $4,500.

Index

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

Deng Shan, CEO, serves under a semi- annual Agreement for Services renewed effective January 1, 2006 at annualized compensation of $84,000 that may be terminated upon 30 days written notice of either party. Mr. Deng agreed to waive the unpaid salary during the year ended December 31, 2005.

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

The following table sets forth information regarding beneficial ownership as of April 8, 2008 of the Company's Common Stock by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and officer of the Company.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Albert Figueroa	5,988,786 (a)	1.83%

Common Stock	Deng Shan	83,549,362 (b)	25.50%

All Officers and Directors as a group (2 persons)		89,548,148	27.33%

(a)    Mr. Figueroa owns 5,988,786 shares personally and his spouse owns 100,000 shares, which may be deemed to be beneficially owned by Mr. Figueroa. Mr. Figueroa disclaims beneficial ownership of such shares.

(b)    Mr. Deng Shan owns 7,791,473 shares personally, and 75,757,889 shares through his majority owned corporation, Proton Technology Corporation Limited.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Notes payable to related parties at December 31, 2007 and 2006 consists of the following:

	2007	2006
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured	$416,628	$463,328
Notes payable on demand to Company’s shareholder (former CFO); interest payable monthly at 7% per annum; unsecured	9,400	9,400
Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured	10,000	10,000
Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured	46,745	46,745

Total	482,773	529,473
Less: current portion	(482,773)	(529,473)
	$-	$-

A shareholder of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at December 31, 2007 and 2006 was $29,081.

The Company’s shareholders have advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the shareholders at December 31, 2007 and 2006 was $300,988 and $168,536, respectively. The Company issued Common Stock in exchange for $1,876 of due to a shareholder during the year ended December 31, 2007 (Note H).

Index

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

10.17*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG) Buyer, and United Arab Petroleum Corporation Seller, November 25, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.18*	Contract: Mekong Petroleum Joint Venture Co., Ltd. (PETROMEKONG), Buyer, and United Arab Petroleum Corporation Seller, December 18, 1999 (filed Form 10SB-A1, 1/14/2000 as EX-10.H)
10.19*	Employment Agreement Daniel J. Mendez 1999 (filed Form 10SB-A1 as Ex-3.iv, 1/14/2000)
10.20*	Consultant Agreement Deng Shan 1999 (filed Form 10SB-A1, as Ex-3.v 1/14/2000)
10.21*	Contract. "Enterprise Ownership Transfer Agreement", November 8, 1995, new translation (filed Form 10SB-A2, 3/20/2000 as EX-10.E.1)
10.22*	Contract. "Agreement on Payment", November 8, 1995 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.2)
10.23*	Contract. "Agreement on Supply of Liquified Petroleum Gas", March 18, 1996 (filed Form 10SB-A2, 3/20/2000 as EX-10.E.3)
10.24*	Employment Agreement Albert N. Figueroa 1999 (filed as Ex-3.vi 3/21/2000)
10.25*	Agreement on Zunyi Pipeline Project No.1 Largo Vista Group, Ltd - Proton Enterprise (Wuhan) LTD., China (Agent Agreement)
10.26*	Zunyi Pipeline #1 Contract Proton Enterprise (Wuhan) LTD. & Construction Headquarters of Zunyi Municipal Government, Dated February 2, 2002
10.27*	Gas Supply Contract Between Proton Enterprise (Wuhan) LTD. and Zunyi Government Administration Construction Team, Dated October 15, 2002 40 Years Exclusive Right
10.28*	Zunyi Jiahong Gas Co., Ltd. & Largo Vista Group, Ltd. Lease Agreement No.JHLGOV0802 Dated August 27, 2002
10.29*	Policy Statement on Business Ethics and Conflicts of Interest
10.30*	Agreement and Assignment of Certain Contractual Rights and Benefits between Largo Vista Group, Ltd. and Shanghai Offshore Oil Group (HK) Co., Ltd.
21**	Subsidiaries of Largo Vista Group, Ltd.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification of Deng Shan Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Denise Deng Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2006 and 2005:

	DECEMBER 31, 2007	DECEMBER 31, 2006

1. Audit Fees	$95,969	$58,174

2. Audit Related Fees	--	--

3. Tax Fees	900	900

4. All Other Fees	--	--

Total Fees	$96,869	$59,074

Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Index
Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 and 2006.

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

LARGO VISTA GROUP, LTD.

Signature	Title	Date

/s/Denise Deng	Chief Financial Officer	April 14, 2008
Denise Deng

/s/Deng Shan	Interim CEO	April 14, 2008
Deng Shan