Form 10-Q
period 2008-03-31
LARGO VISTA GROUP LTD
filed 2008-05-20
CIK 915471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2008

or

[      ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:    000-30426

LARGO VISTA GROUP, LTD
(Exact name of registrant as specified in its charter)

Nevada	76-0434540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4570 Campus Drive
Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

(949) 252-2180
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  X  ]   Yes                      [     ]   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[     ]   Yes                      [  X  ]   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[  X  ]   Yes                      [     ]   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalent	$46,950	$51,155
Accounts receivable, net	98,862	105,180
Employee advances	5,766	31,239
Inventories, at cost	35,156	24,562
Prepaid expenses and other	49,456	30,153
Total current assets	236,190	242,289

Property and equipment, at cost	20,020	19,221
Less: accumulated depreciation	19,338	18,495
	682	726

Deposits	755	755

Total assets	$237,627	$243,770

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$625,228	$767,386
Notes payable to related parties	478,773	482,773
Due to related parties	332,637	330,069
Total current liabilities	1,436,638	1,580,228

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	-	-

Common stock, $0.001 par value; 400,000,000 shares authorized, 327,610,727 and 313,276,262 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	327,610	313,276
Additional paid-in capital	16,066,409	15,881,322
Accumulated deficit	(17,606,666)	(17,539,012)
Accumulated other comprehensive income:
Foreign currency translation adjustment	13,636	7,956
Deficiency in stockholders' equity	(1,199,011)	(1,336,458)

Total liabilities and deficiency in stockholders' equity	$237,627	$243,770

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSSES
(unaudited)

	Three months ended March 31,
	2008	2007
Revenue	$79,504	$84,230
Cost of sales	62,051	69,455
Gross profit	17,453	14,775

Operating expenses:
Selling general and administrative	77,473	136,365
Depreciation	73	722
	77,546	137,087

Loss from operations	(60,093)	(122,312)

Other expenses:
Interest expense, net	(7,561)	(8,784)
Total other expenses	(7,561)	(8,784)

Loss from operations before income taxes	(67,654)	(131,096)
Provision for income taxes	-	-
Net loss	(67,654)	(131,096)

Other comprehensive income (loss): foreign currency translation income (loss)	5,680	(3,392)

Comprehensive (loss)	$(61,974)	$(134,488)

Loss per common share (basic and assuming diluted)	$(0.00)	$(0.00)
Weighted average shares outstanding	324,145,252	289,094,246

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thee months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(67,654)	$(131,096)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	73	722
Changes in assets and liabilities:
Accounts receivable	9,855	63,171
Inventories	(8,825)	2,786
Employee advances	24,680	(6,817)
Prepaid expenses and other	(16,640)	(9,384)
Accounts payable and other liabilities	55,154	107,979
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,357)	27,361

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(29)	-
NET CASH USED IN INVESTING ACTIVITIES:	(29)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties loans and advances, net of repayments	(1,432)	(43,209)
NET CASH USED IN FINANCING ACTIVITIES	(1,432)	(43,209)

Effect of exchange rates on cash	613	238

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,205)	(15,610)
Cash and cash equivalents at the beginning of the period	51,155	53,992
Cash and cash equivalents at the end of the period	$46,950	$38,382

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-
Income taxes paid	$-	$-
Common stock issued for accrued service fees	$198,000	$6,000
Common stock issued in exchange for common stock subscribed in prior period	$-	$30,000
Common stock issued in exchange for accrued expenses	$1,421	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Largo Vista Group, Ltd. (the "Company") was incorporated under the laws of the State of Nevada. The Company is principally engaged in the distribution of liquid petroleum gas (LPG) in the retail and wholesale markets in South China and in the purchase of petroleum products for delivery to the Far East.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Largo Vista, Inc., Largo Vista Construction, Inc., and Largo Vista International Corp. Largo Vista, Inc. is formed under the laws of the State of California and is inactive. Largo Vista Construction, Inc. is formed under the laws of the State of Nevada and is inactive. Largo Vista International Corp. is formed under the laws of Panama and is inactive. The Company also has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation (see Note F). Jiahong is registered under the Chinese laws in the Peoples Republic of China.

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

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact, if any, on its consolidated financial statements.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Liquid petroleum gas	$22,317	$12,236
Packaging bottles	11,701	11,234
Supplies	1,138	1,092
Total	$35,156	$24,562

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of March 31, 2008 and December 31, 2007, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2008 and December 31, 2007, the Company has 327,610,727 and 313,276,262 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2008, the Company issued an aggregate of 14,224,981 shares of its common stock to a consultant and officers in exchange for accrued services fees of $198,000. In addition, during the three months ended March 31, 2008, the Company issued 109,484 shares of its common stock to an officer in exchange for $1,421 of expenses that officer paid on behalf of the Company in prior year.  All valuations of common stock issued for services were based upon the value of the services rendered or expenses rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2008
(UNAUDITED)

NOTE D - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008		December 31, 2007
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured		$416,628		$416,628

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured		5,400		9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured		10,000		10,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured		46,745		46,745

Total:		478,773		482,773
Less:
Current portion		(478,773)		(482,773)

Long term portion	$	- 0 -	$	- 0 -

NOTE E - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note D, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at March 31, 2008 and December 31, 2007 was $29,081.

The Company’s significant shareholders have advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the shareholders at March 31, 2008 and December 31, 2007 was $303,556 and $300,988 respectively. In the first quarter of 2008, the Company issued 109,484 shares of common stock to an officer in exchange for $1,421 of expenses that officer paid on behalf of the Company in prior year.

NOTE F - DBA AGREEMENT

The Company has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation. The original agreement was entered into in August 2002 and in March 2007, the Company and Jiahong extended the DBA agreement through August 2017. The agreement is not terminable by Jiahong and the Company has exclusive authority of all decision-making of ongoing operations of Jiahong. The Company agreed to pay Jiahong annual fees, at the option of the Company, in the amount of RMB 50,000 (approximately US$6,300), or 20% of the distributable net profit generated from Jiahong operations. As of March 31, 2008 and December 31, 2007, no fees were due Jiahing in connection with the DBA agreement.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2008
(UNAUDITED)

NOTE G - LITIGATION

On March 20, 2007, Largo Vista Group, Ltd. (the “Company”), received a Wells Notice letter from the staff of the U.S. Securities and Exchange Commission (the “SEC” or “Commission”) flowing from a formal investigation conducted by the SEC. The Company disclosed on August 22, 2005 that the SEC commenced a non-public, formal investigation against the Company.

Bt letter dated April 8, 2008, the Company, Shan Deng, a Director, President and Chief Executive Officer of the Company and Albert Figueroa, a Director and Secretary of the Company, were each informed that the Pacific Regional Office of the Commission had completed its investigation and that it does not intend to recommend and enforcement action by the Commission.

NOTE H - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the three months ended March 31, 2008 and 2007, the Company incurred net losses of $67,654 and $131,096, respectively. The Company had accumulated deficit of $17,606,666 as of March 31, 2008. The Company's current liabilities exceeded its current assets by $1,200,448 as of March 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In May 2003, Largo Vista’s China operations entered into its second agreement with Zunyi Municipal Government to design and install more LPG pipeline systems in residential areas in the city of Zunyi, China. The pipeline project was substantially completed in December of 2004. These two pipelines currently serve approximately 743 customers. When natural gas becomes available to the area, these pipelines will be in place to deliver that commodity to the same customers.

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005, in 2007 we have 2 LPG users and expecting future growth. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed during fiscal year 2006. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline 5 LPG services increased from 138 users to 436 users in 2008. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 completed during fiscal year 2006 will serve 74 condominiums. Pipeline 7 LPG services increased from 2 users to 27 users in 2007. Pipeline Number 8 will serve 242 condominiums. Pipeline 8 had stopped due to a capital problem from our partner, Zunyi Minsheng Real Estate Company, Ltd.. Pipeline Number 9 will serve 150 condominiums, construction started October 2007 and slowly progressing of the buildings.  Pipeline Number 10 will serve 1,000 condominiums and was signed in 2007, we are waiting for final approvals to start construction. Pipeline Number 11 will serve 192 condominiums and was signed in 2007, construction began in March, 2008. All of these pipelines will be operated by Largo Vista under long term supply contracts.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included Herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

RESULTS OF OPERATIONS

REVENUE

During the quarter ended March 31, 2008 the Company realized $79,504 of revenue compared to $84,230 for the same period in the prior year, a 5.61% decrease. This is primarily due to a decrease of revenues of retail operation in the first two months of 2008.

COSTS AND EXPENSES

The Company incurred costs of sales of $62,051 in connection with the LPG revenues during three months ended March 31, 2008, compared to $69,455 for the three months ended March 31, 2007. The decrease is primarily in connection with the decrease in sales revenue.

During the quarter ended March 31, 2008 the Company incurred $77,546 of operating expenses compared to $137,087 for the same period in the prior year. The decrease of $59,541 was mainly attributable to the decrease of consulting and other professional fees of US operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had a deficiency in working capital of $1,200,448. As a result of our net loss of $67,654. Our cash flow from operations was ($3,357) during the three months ended March 31, 2008. This was a result of our net loss, adjusted principally for $73 of depreciation, $9,070 decrease in assets, and $55,154 of increase in accrued and other liabilities. We repaid $1,432 of related party advances and loans. Our net cash decreased from $51,155 at December 31, 2007 to $46,950 at March 31, 2008, for a net decrease of $4,205.

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

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2007 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our annual report on Form 10-KSB for the year ended December 31, 2007 includes a detailed list of cautionary factors that may affect future results. Management believes that there have been material changes to the factors so listed, and as such should reflect positively on future results. That annual report can be accessed in the EDGAR section of the SEC website.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2008, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the three months ended March 31, 2008, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended March 31, 2008, the Company issued an aggregate of 14,224,981 shares of its common stock to a consultant and officers in exchange for accrued services fees of $198,000. In addition, during the three months ended March 31, 2008, the Company issued 109,484 shares of its common stock to an officer in exchange for $1,421 of expenses that officer paid on behalf of the Company in prior yeard.  All valuations of common stock issued for services were based upon the value of the services rendered or expenses rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

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

LARGO VISTA GROUP, LTD.

Date: May 20, 2008	By:	/s/ DENG SHAN
DENG SHAN
CHIEF EXECUTIVE OFFICER