Form 10-Q
period 2008-06-30
LARGO VISTA GROUP LTD
filed 2008-08-19
CIK 915471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2008

or

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

(Check One):
Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalent	$7,305	$51,155
Accounts receivable, net	108,749	105,180
Employee advances	7,000	31,239
Inventories, at cost	42,107	24,562
Prepaid expenses and other	50,840	30,153
Total current assets	216,001	242,289

Property and equipment, at cost	20,459	19,221
Less: accumulated depreciation	19,838	18,495
	621	726

Deposits	755	755

Total assets	$217,377	$243,770

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available funds	$1,709	$-
Accounts payable and accrued liabilities	730,687	767,386
Advances from customers	27,795	-
Notes payable to related parties	478,773	482,773
Due to related parties	330,850	330,069
Total current liabilities	1,569,814	1,580,228

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 336,634,537 and 313,276,262 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	336,634	313,276
Additional paid-in capital	16,088,385	15,881,322
Accumulated deficit	(17,794,127)	(17,539,012)
Accumulated other comprehensive income:
Foreign currency translation adjustment	16,671	7,956
Deficiency in stockholders' equity	(1,352,437)	(1,336,458)

Total liabilities and deficiency in stockholders' equity	$217,377	$243,770

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$69,164	$100,197	$148,668	$184,427
Cost of sales	56,338	86,982	118,389	156,437
Gross profit	12,826	13,215	30,279	27,990

Operating expenses:
Selling general and administrative	192,681	64,172	270,154	200,537
Depreciation	75	260	148	982
	192,756	64,432	270,302	201,519

Loss from operations	(179,930)	(51,217)	(240,023)	(173,529)

Other income (expenses):
Interest expense, net	(7,531)	(8,644)	(15,092)	(17,428)
Total other expenses	(7,531)	(8,644)	(15,092)	(17,428)

Loss from operations before income taxes	(187,461)	(59,861)	(255,115)	(190,957)
Provision for income taxes	-	-	-	-
Net loss	(187,461)	(59,861)	(255,115)	(190,957)

Other comprehensive income (loss): foreign currency translation income (loss)	3,035	2,444	8,715	(948)

Comprehensive loss	$(184,426)	$(57,417)	$(246,400)	$(191,905)

Loss per common share (basic and assuming diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	333,553,951	291,697,797	328,849,601	290,403,213

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$(255,115)	$(190,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	148	982
Common stock issued for services rendered	6,000	6,000
Changes in assets and liabilities:
Accounts receivable	3,110	57,456
Inventories	(15,511)	665
Employee advances	25,504	(19,328)
Prepaid expenses and other	(18,214)	(10,586)
Cash disbursed in excess of available funds	1,709	-
Accounts payable and other liabilities	184,851	164,180
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(67,518)	8,412

NET CASH FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,000	-
Proceeds from related parties loans and advances, net of repayments	8,202	(40,412)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,202	(40,412)

Effect of exchange rates on cash	466	199

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,850)	(31,801)
Cash and cash equivalents at the beginning of the period	51,155	53,992
Cash and cash equivalents at the end of the period	$7,305	$22,191

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-
Income taxes paid	$-	$-
Common stock issued for services rendered	$6,000	$6,000
Common stock issued for common stock subscription	$-	$30,000
Common stock issued for accrued fees	$-	$6,000

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2008
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Liquid petroleum gas	$28,988	$12,236
Packaging bottles	11,957	11,234
Supplies	1,162	1,092
Total	$42,107	$24,562

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of June 30, 2008 and December 31, 2007, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2008 and December 31, 2007, the Company has 336,634,537 and 313,276,262 shares of common stock issued and outstanding, respectively.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2008
(UNAUDITED)

NOTE C - CAPITAL STOCK (continued)

During the six months ended June 30, 2008, the Company issued an aggregate of 15,082,124 shares of its common stock to a consultant and officers in exchange for services fees and accrued services fees of $204,000. In addition, during the six months ended June 30, 2008, the Company issued 109,484 shares of its common stock to an officer in exchange for $1,421 of expenses that officer paid on behalf of the Company in prior year and 4,000,000 shares of its common stock in exchange for previous advances in the amount of $10,000.  All valuations of common stock issued for services were based upon the value of the services rendered or expenses rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.  The Company also issued an aggregate of 4,166,667 shares of common stock in exchange for proceeds in the amount of $15,000, net of costs and fees.

NOTE D - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008		December 31, 2007
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured		$416,628		$416,628

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured		5,400		9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured		10,000		10,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured		46,745		46,745

Total:		478,773		482,773
Less:
Current portion		(478,773)		(482,773)

Long term portion	$	- 0 -	$	- 0 -

NOTE E - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note D, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at June 30, 2008 and December 31, 2007 was $29,081.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2008
(UNAUDITED)

NOTE E - RELATED PARTY TRANSACTIONS (continued)

The Company’s significant shareholders have advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the shareholders at June 30, 2008 and December 31, 2007 was $301,769 and $300,988 respectively. In the first quarter of 2008, the Company issued 109,484 shares of common stock to an officer in exchange for $1,421 of expenses that officer paid on behalf of the Company in prior year. In the second quarter of 2008, the Company issued an additional 4,000,000 shares of its common stock in exchange for previous advances in the amount of $10,000.

NOTE F - DBA AGREEMENT

The Company has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation. The original agreement was entered into in August 2002 and in March 2007, the Company and Jiahong extended the DBA agreement through August 2017. The agreement is not terminable by Jiahong and the Company has exclusive authority of all decision-making of ongoing operations of Jiahong. The Company agreed to pay Jiahong annual fees, at the option of the Company, in the amount of RMB 50,000 (approximately US$6,300), or 20% of the distributable net profit generated from Jiahong operations. As of June 30, 2008 and December 31, 2007, no fees were due Jiahing in connection with the DBA agreement.

NOTE G - LITIGATION

On March 20, 2007, Largo Vista Group, Ltd. (the “Company”), received a Wells Notice letter from the staff of the U.S. Securities and Exchange Commission (the “SEC” or “Commission”) flowing from a formal investigation conducted by the SEC. The Company disclosed on August 22, 2005 that the SEC commenced a non-public, formal investigation against the Company.

By letter dated April 8, 2008, the Company, Shan Deng, a Director, President and Chief Executive Officer of the Company and Albert Figueroa, a Director and Secretary of the Company, were each informed that the Pacific Regional Office of the Commission had completed its investigation and that it does not intend to recommend and enforcement action by the Commission.

NOTE H - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the six months ended June 30, 2008 and 2007, the Company incurred net losses of $255,115 and $190,957, respectively. The Company had accumulated deficit of $17,794,127 as of June 30, 2008. The Company's current liabilities exceeded its current assets by $1,353,813 as of June 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2008
(UNAUDITED)

NOTE H - GOING CONCERN MATTERS (continued)

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

The contracts that the Company has with the Zunyi Municipal Government granted to the Company the exclusive right to supply liquid petroleum gas (LPG) to project buildings through pipeline systems. These project buildings are similar to large apartment or condominium complexes in the United States. The Company contracts with independent third parties for all of the design and construction of the pipelines. Generally, a central supply station will be built close to the buildings to be served. LPG will be stored in this facility and gasified before entering the pipeline system. The Company operates these central supply stations and manages the relationships with the individual customers in the buildings.

Although the Company was contracted by Zunyi Municipal Government, and theoretically should collect the installation fees from Government and record the full contracted prices as revenues upon completion of the constructions, the Company informally accepted the arrangement in which Government paid to the Company 50% of the total contracted installation price and that the Company had to collect the remaining 50% of contract price directly from the end users (households in the pipeline residential areas).  The Company could have pursued Government to pay the total contracted price in full, but chose not to do so, because in addition to the one-time installation fees, the contracts provided for the Company to be the sole LPG supplier for all the households in those residential areas, and the contracts may also lead to more business opportunities with Government.

Because the Company has the exclusive right to deliver LPG to the project buildings in the pipeline areas, as the units are occupied the occupants will subscribe their LPG from the Company and the installation fees will also be paid. Other than the 50% of total contracted installation fees already received from Government, the collection of the remaining 50% of installation fees from the end users largely depends on the occupancy of the units in those buildings and residential areas. In addition, a small percentage of households may elect to use bottled LPG or other sources of utilities instead of subscribing LPG from the Company, the installation (hook up) fees most likely will not be collected in this case. The Company management therefore has determined that the collectibility and length of time to collect the amount due from customers can not be reasonably assured.  Accordingly, revenues in connection with the installation (hook-up) fees of these pipelines were recognized only as collected.

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005, as of June 30, 2008 we have 2 LPG users and expecting future growth. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed during fiscal year 2006. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline 5 LPG services increased from 138 users to 475 users in 2008. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 completed during fiscal year 2006 will serve 74 condominiums. Pipeline 7 LPG services increased from 2 users to 32 users as of June 30, 2008. Pipeline Number 8 will serve 242 condominiums. Pipeline 8 had stopped due to a capital problem from our partner, Zunyi Minsheng Real Estate Company, Ltd.. Pipeline Number 9 will serve 150 condominiums, construction started October 2007 and slowly progressing of the buildings.  Pipeline Number 10 will serve 1,000 condominiums and was signed in 2007, we are waiting for final approvals to start construction. Pipeline Number 11 will serve 192 condominiums and was signed in 2007, construction began in March, 2008. All of these pipelines will be operated by Largo Vista under long term supply contracts.

For pipeline agreements with private developers and all other LPG sales, the Company collects payments from developers and customers pursuant to sales agreements, and recognizes revenues when services was provided or products are delivered, as the collectibility can be reasonably assured.

Largo Vista still seeks for the opportunities to supply petroleum products into Vietnam.

In addition, Largo Vista currently has one representative office in Wuhan, China to supervise LPG and gas oil trading operations in China. .

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

RESULTS OF OPERATIONS

For The Three and Six Months Periods Ending June 30, 2008 and June 30, 2007:

REVENUE

During the quarter ended June 30, 2008 the Company realized $69,164 of revenue compared to $100,197 for the same period in the prior year, a 31% decrease.  During the six months ended June 30, 2008 the Company realized $148,668 of revenue compared to $184,427 for the same period in the prior year, a 19% decrease. This is primarily due to a decrease of revenues of retail operation in 2008, especially in the second quarter of 2008.

COSTS AND EXPENSES

The Company incurred costs of sales of $56,338 in connection with the LPG revenues during three months ended June 30, 2008, compared to $86,982 for the three months ended June 30, 2007. The Company incurred costs of sales of $118,389 in connection with the LPG revenues during six months ended June 30, 2008, compared to $156,437 for the six months ended June 30, 2007. The decrease is primarily in connection with the decrease in sales revenue.

During the quarter ended June 30, 2008 the Company incurred $192,756 of operating expenses compared to $64,432 for the same period in the prior year. During the six months ended June 30, 2008 the Company incurred $270,302 of operating expenses compared to $201,519 for the same period in the prior year. The increase of general operating expenses was mainly attributable to the increase of consulting, legal and other professional fees of US operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had a deficiency in working capital of $1,353,813. As a result of our net loss of $255,115, our cash flow from operations was negative $67,518 during the six months ended June 30, 2008. This was a result of our net loss, adjusted principally for $148 of depreciation, $5,111 increase in assets, stock based compensation of $6,000 and $186,560 of increase in accrued and other liabilities. We met our cash flow needs by sale of common stock of $15,000 and $8,202 in related party advances and loans. Our net cash decreased from $51,155 at December 31, 2007 to $7,305 at June 30, 2008, for a net decrease of $43,850.

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

As of June 30, 2008, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the quarter ended June 30, 2008, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2008, the Company issued an aggregate of 857,143 shares of its common stock to a consultant in exchange for services fees of $6,000. In addition, the Company issued an aggregate of 4,000,000 shares of its common stock in exchange for previous advances from an unaffiliated third party investor in the amount of $10,000.  The Company also issued an aggregate of 4,166,667 shares of common stock in exchange for proceeds in the amount of $15,000, net of costs and fees from an unaffiliated third party investor. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

LARGO VISTA GROUP, LTD.

Date: August 19, 2008	By:	/s/ DENG SHAN
DENG SHAN
CHIEF EXECUTIVE OFFICER