Form 10-Q
period 2008-09-30
LARGO VISTA GROUP LTD
filed 2008-12-19
CIK 915471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2008

or

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
[       ]   Yes                      [  X  ]   No

As of December 18, 2008, the Company had 343,634,537 shares of its par value $0.001 common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

LARGO VISTA GROUP, LTD.

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalent	$11,415	$51,155
Accounts receivable, net	114,066	105,180
Employee advances	10,957	31,239
Inventories, at cost	43,645	24,562
Prepaid expenses and other	105,874	30,153
Total current assets	285,957	242,289

Property and equipment, at cost	20,508	19,221
Less: accumulated depreciation	19,947	18,495
	561	726

Deposits	755	755

Total assets	$287,273	$243,770

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$893,628	$767,386
Notes payable to related parties	500,767	482,773
Due to related parties	332,128	330,069
Total current liabilities	1,726,523	1,580,228

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized, 343,634,536 and 313,276,262 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	343,634	313,276
Additional paid-in capital	16,097,405	15,881,322
Accumulated deficit	(17,896,958)	(17,539,012)
Accumulated other comprehensive income:
Foreign currency translation adjustment	16,669	7,956
Deficiency in stockholders' equity	(1,439,250)	(1,336,458)

Total liabilities and deficiency in stockholders' equity	$287,273	$243,770

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$65,308	$88,836	$213,976	$273,263
Cost of sales	58,544	85,355	176,933	241,792
Gross profit	6,764	3,481	37,043	31,471

Operating expenses:
Selling general and administrative	100,983	95,950	371,138	296,487
Depreciation	61	60	209	1,042
	101,044	96,010	371,347	297,529

Loss from operations	(94,280)	(92,529)	(334,304)	(266,058)

Other expenses:
Interest expense, net	(8,550)	(8,914)	(23,642)	(26,342)
Total other expenses	(8,550)	(8,914)	(23,642)	(26,342)

Loss from operations before income taxes	(102,830)	(101,443)	(357,946)	(292,400)
Provision for income taxes	-	-	-	-
Net loss	(102,830)	(101,443)	(357,946)	(292,400)

Other comprehensive income (loss): foreign currency translation income (loss)	(2)	3,485	8,713	2,537

Comprehensive (loss)	$(102,832)	$(97,958)	$(349,233)	$(289,863)

Loss per common share (basic and assuming diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	339,667,145	296,409,996	333,043,813	292,427,477

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(357,946)		$(292,400)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	209		1,042
Common stock issued for services rendered	12,000		12,000
Changes in assets and liabilities:
Accounts receivable	(1,806)		91,939
Inventories	(17,080)		(12,585)
Employee advances	21,914		7,614
Prepaid expenses and other	(72,188)		(46,675)
Accounts payable and other liabilities	318,670		210,415
NET CASH (USED IN) OPERATING ACTIVITIES	(96,227)		(28,650)

NET CASH FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(226)
NET CASH USED IN INVESTING ACTIVITIES:	-		(226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of costs and fees	25,020		28,000
Proceeds from related parties advances and notes payable, net of repayments	30,913		(30,310)
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,933		(2,310)

Effect of exchange rates on cash	554		884

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,740)		(30,302)
Cash and cash equivalents at the beginning of the period	51,155		53,992
Cash and cash equivalents at the end of the period	$11,415		$23,690

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-		$-
Income taxes paid	$-		$-
Common stock issued for services rendered	$12,000		$-
Common stock issued for accrued services fees	$198,000		$12,000
Common stock issued for common stock subscription	$-		$30,000
Common stock issued in exchange for related party advances	$11,421	$

See the accompanying notes to the unaudited condensed consolidated financial statements

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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
SEPTEMBER 30, 2008
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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial statements.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2008
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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist primarily of liquid petroleum gas available for sale to contract clients and the public. Components of inventories as of September 30, 2008 and December 31, 2007 are as follows:

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE B – INVENTORIES (Continued)

	September 30, 2008	December 31, 2007
Liquid petroleum gas	$30,494	$12,236
Packaging bottles	11,986	11,234
Supplies	1,165	1,092
Total	$43,645	$24,562

NOTE C - CAPITAL STOCK

The Company has authorized 25,000,000 shares of Series A Preferred Stock, with a par value of $.001 per share. As of September 30, 2008 and December 31, 2007, the Company has no Series A Preferred Stock issued and outstanding. The company has authorized 400,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2008 and December 31, 2007, the Company has 343,634,536 and 313,276,262 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2008, the Company issued an aggregate of 16,082,123 shares of its common stock to consultants and officers in exchange for services fees and accrued services fees in aggregate of $210,000. In addition, during the nine months ended September 30, 2008, the Company issued 109,484 shares of its common stock to an officer in exchange for $1,421 of expenses that officer paid on behalf of the Company in prior year and 4,000,000 shares of its common stock in exchange for previous advances in the amount of $10,000.  All valuations of common stock issued for services were based upon the value of the services rendered or expenses rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.  The Company also issued an aggregate of 10,166,667 shares of common stock in exchange for proceeds in the amount of $25,020, net of costs and fees.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE D - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008		December 31, 2007
Notes payable on demand to Company’s Chairman; interest payable monthly at 7% per annum; unsecured		$438,622		$416,628

Notes payable on demand to Company’s Chief Financial Officer; interest payable monthly at 7% per annum; unsecured		5,400		9,400

Notes payable on demand to Company shareholders; interest payable monthly at 10% per annum; unsecured		10,000		10,000

Notes payable on demand to Company shareholders; interest payable monthly at 7% per annum; unsecured		46,745		46,745

Total:		500,767		482,773
Less:
Current portion		(500,767)		(482,773)

Long term portion	$	- 0 -	$	- 0 -

NOTE E - RELATED PARTY TRANSACTIONS

In addition to notes payable to related parties described in Note D, a consultant (shareholder and former employee) of the Company has advanced funds to the Company as working capital of its Vietnam representative office. No formal repayment terms or arrangements exist. The net amount of advances due the consultant at September 30, 2008 and December 31, 2007 was $29,081.

The Company’s significant shareholders have advanced funds to the Company for working capital purpose. No formal repayment terms or arrangements exist. The net amount of advances due the shareholders at September 30, 2008 and December 31, 2007 was $303,047 and $300,988 respectively. In the first quarter of 2008, the Company issued 109,484 shares of common stock to an officer in exchange for $1,421 of expenses that officer paid on behalf of the Company in prior year. In the second quarter of 2008, the Company issued an additional 4,000,000 shares of its common stock in exchange for previous advances in the amount of $10,000.

NOTE F - DBA AGREEMENT

The Company has a controlling financial interest in Zunyi Jiahong Gas Co., Ltd. ("Jiahong") through a DBA (Doing Business As) agreement that results in consolidation. The original agreement was entered into in August 2002 and in March 2007, the Company and Jiahong extended the DBA agreement through August 2017. The agreement is not terminable by Jiahong and the Company has exclusive authority of all decision-making of ongoing operations of Jiahong. The Company agreed to pay Jiahong annual fees, at the option of the Company, in the amount of RMB 50,000 (approximately US$6,300), or 20% of the distributable net profit generated from Jiahong operations.  As of September 30, 2008 and December 31, 2007, no fees were due Jiahing in connection with the DBA agreement.

LARGO VISTA GROUP, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2008
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

NOTE H - GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements, during the nine months ended September 30, 2008 and 2007, the Company incurred net losses of $357,946 and $292,400, respectively. The Company had accumulated deficit of $17,896,958 as of September 30, 2008. The Company's current liabilities exceeded its current assets by $1,440,566 as of September 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In addition, Largo Vista has contracted with a private developer to construct four additional pipelines in the same area. Pipeline Number 3 will serve 42 condominiums and was completed July, 2005, as of September 30, 2008 we have 2 LPG users and expecting future growth. Pipeline Number 4 will serve 60 condominiums. Construction schedules are still pending. Pipeline Number 5 will serve 1,067 condominiums and the original plan was to build 16 buildings, housing 1,067 residences. 15 buildings containing 994 residences were completed during fiscal year 2006. The developer is awaiting government approval to proceed with the 16th building of 73 residences. Pipeline 5 LPG services increased from 138 users to 492 users in 2008. Pipeline Number 6 will serve 5,000 condominiums but the developer is slow in civil engineering. Pipeline Number 7 completed during fiscal year 2006 will serve 74 condominiums. Pipeline 7 LPG services increased from 2 users to 32 users in 2008. Pipeline Number 8 will serve 242 condominiums. Pipeline 8 had stopped due to a capital problem from our partner, Zunyi Minsheng Real Estate Company, Ltd.. Pipeline Number 9 will serve 150 condominiums, construction started October 2007 and slowly progressing of the buildings.  Pipeline Number 10 will serve 1,000 condominiums and was signed in 2007, we are waiting for final approvals to start construction. Pipeline Number 11 will serve 192 condominiums and was signed in 2007, construction began in March, 2008. All of these pipelines will be operated by Largo Vista under long term supply contracts.

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

RESULTS OF OPERATIONS

For The Three and Nine Months Periods Ending September 30, 2008 and September 30, 2007:

REVENUE

During the quarter ended September 30, 2008 the Company realized $65,308 of revenue compared to $88,836 for the same period in the prior year, a 26% decrease.  During the nine months ended September 30, 2008 the Company realized $213,976 of revenue compared to $273,263 for the same period in the prior year, a 22% decrease. This is primarily due to a decrease of revenues of retail operation in 2008.

COSTS AND EXPENSES

The Company incurred costs of sales of $58,544 in connection with the LPG revenues during three months ended September 30, 2008, compared to $85,355 for the three months ended September 30, 2007. The Company incurred costs of sales of $176,933 in connection with the LPG revenues during nine months ended September 30, 2008, compared to $241,792 for the nine months ended September 30, 2007. The decrease is primarily in connection with the decrease in sales revenue.

During the quarter ended September 30, 2008 the Company incurred $101,045 of operating expenses compared to $96,010 for the same period in the prior year. During the nine months ended September 30, 2008 the Company incurred $371,348 of operating expenses compared to $297,529 for the same period in the prior year. The increase of general operating expenses was mainly attributable to the increase of consulting, legal and other professional fees of US operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had a deficiency in working capital of $1,440,566. As a result of our net loss of $357,946, our cash flow from operations was negative $96,227 during the nine months ended September 30, 2008. This was a result of our net loss, adjusted principally for $209 of depreciation, $69,161 increase in assets, stock based compensation of $12,000 and $318,670 of increase in accrued and other liabilities. We met our cash flow needs by sale of common stock of $25,020 and $30,913 in related party advances and loans. Our net cash decreased from $51,155 at December 31, 2007 to $11,415 at September 30, 2008, for a net decrease of $39,740.

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

As of September 30, 2008, the Company performed an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the U.S. Securities and Exchange Commission. During the quarter ended September 30, 2008, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2008, the Company issued an aggregate of 999,999 shares of its common stock to a consultant in exchange for services fees of $6,000. In addition, the Company issued an aggregate of 6,000,000 shares of common stock in exchange for proceeds in the amount of $10,020, net of costs and fees. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

LARGO VISTA GROUP, LTD.

Date: December 19, 2008	By:	/s/ DENG SHAN
DENG SHAN
CHIEF EXECUTIVE OFFICER